Form 10QSB
period 2005-09-30
Coconut Palm Acquisition Corp.
filed 2005-11-14
CIK 1327012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-51418

Coconut Palm Acquisition Corp.
(Exact Name of Registrant as Specified in its Charter)

Florida	20-276341
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

595 South Federal Highway, Suite 600
Boca Raton, Florida	33432
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code (561) 955-7300
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐
     The number of shares outstanding of the registrant’s common stock, $.0001 par value, as of November 9, 2005 was 14,000,000.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

COCONUT PALM ACQUISITION CORP.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COCONUT PALM ACQUISITION CORP.
(a development stage company)
BALANCE SHEET (UNAUDITED)

September 30, 2005
(unaudited)
ASSETS

Current assets:
Cash	$1,220,329
Cash held in Trust Fund	62,695,262
Pre-paid expenses	33,902
Other current assets	100

Total assets	$63,949,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$174,941
Accrued expenses	1,500
Deferred interest	15,045
Note payable to affiliate	75,000
Income tax payable	3,037

Total current liabilities	269,523

COMMITMENTS AND CONTINGENCIES	—

Common stock subject to possible conversion	12,517,738

STOCKHOLDERS’ EQUITY

Preferred stock — $.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—
Common stock — $.0001 par value; 50,000,000 shares authorized; 14,000,000 issued and outstanding (which includes 2,298,850 shares subject to possible conversion)	1,400
Additional paid-in-capital	51,114,006
Retained earnings during the development stage	46,926

Total stockholders’ equity	51,162,332

Total liabilities and stockholders’ equity	$63,949,593

See Notes to Financial Statements

COCONUT PALM ACQUISITION CORP.
(a development stage company)
STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended	April 29, 2005 (inception)
	September 30, 2005	to September 30, 2005
	(unaudited)	(unaudited)
Expenses:
General and Administrative Expenses	$10,178	$10,254

Operating loss for the period	(10,178)	(10,254)

Other income:
Interest income	75,262	75,262

Net income before provision for income taxes	65,084	65,008

Provision for income taxes	3,037	3,037

Net income for the period	62,047	61,971

Adjustments:
Accretion of Trust Fund relating to common stock subject to possible conversion	(15,045)	(15,045)

Net income attributable to common stockholders	47,002	46,926

Weighted average number of shares
outstanding — basic and diluted	5,472,477	4,394,797

Net income per share — basic and diluted	$0.01	$0.01

See Notes to Financial Statements

COCONUT PALM ACQUISITION CORP.
(a development stage company)
STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Common Stock			Deficit
			Paid-in Capital	Accumulated
			in	During the
	Shares	Amount	Excess of Par	Development Stage	Total
Balance – April 29, 2005 (date of inception)
Initial capitalization from founding stockholder	2,500,000	$250	$24,750	$—	$25,000

Sale of 11,500,000 units net of underwriters’ discount and offering expenses (includes 2,298,850 shares subject to possible conversion)	11,500,000	1,150	63,606,894		63,608,044

Proceeds subject to possible conversion of 2,298,850 shares			(12,517,738)		(12,517,738)

Proceeds from issuance of option			100		100

Net income				46,926	46,926

Balances, at September 30, 2005	14,000,000	$1,400.00	$51,114,006	$46,926	$51,162,332

See Notes to Financial Statements

COCONUT PALM ACQUISITION CORP.
(a development stage company)
STATEMENT OF CASH FLOWS (UNAUDITED)

		April 29, 2005
	Three months ended	(date of inception)
	September 30, 2005	to September 30, 2005
	(unaudited)	(unaudited)
Cash flows from operating activities:

Net income	$47,002	$46,926

Increase (decrease) in cash attributable to change in:
Pre-paid expenses	(33,902)	(33,902)
Other current assets	(100)	(100)
Accounts payable	174,941	174,941
Accrued expenses	(58,499)	1,500
Deferred interest	15,045	15,045
Income Tax Payable	3,037	3,037

Net cash provided by operating activities	147,524	207,447

Cash flows from investing activities:
Cash held in Trust Fund	(62,695,262)	(62,695,262)

Net cash used in investing activities	(62,695,262)	(62,695,262)

Cash flows from financing activities:
Proceeds from note payable to stockholder	—	75,000
Proceeds from sale of common stock, net of offering costs	63,767,837	63,633,044
Proceeds from issuance of option	100	100

Net cash provided by financing activities	63,767,937	63,708,144

Net increase in cash	1,220,199	1,220,329
Cash — beginning of period	130	—

Cash — end of period	$1,220,329	$1,220,329

See Notes to Financial Statements

COCONUT PALM ACQUISITION CORP.
NOTES TO UNAUDTED FINANCIAL STATEMENTS
     NOTE A — BASIS OF PRESENTATION
     The financial statements at September 30, 2005 and for the periods ended September 30, 2005 are unaudited. In the opinion of management, all adjustments (constituting normal accruals) have been made that are necessary to present fairly the financial position of Coconut Palm Acquisition Corp. (a development stage company) (the “Company”) as of September 30, 2005 and the results of its operations and its cash flow for the periods ended September 30, 2005. Operating results for the interim period presented are not necessarily indicative of the results expected for a full year.
     The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.
     NOTE B — ORGANIZATION AND BUSINESS OPERATIONS; GOING CONCERN CONSIDERATION
     The Company was incorporated in Delaware on April 29, 2005. The Company was formed to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, asset acquisition and/or other similar transaction. The Company has neither engaged in any operations nor generated revenue. The Company is considered to be a development stage company and is subject to the risks associated with activities of development stage companies. As such, the Company’s operating results through September 30, 2005 relate to early stage organizational activities, and its ability to begin planned operations is dependent upon the completion of an acquisition of an operating business. The Company has selected December 31 as its fiscal year end.
     The registration statement for the Company’s initial public offering of Units (as described in Note C) (the “Offering”) was declared effective on September 8, 2005. The Company consummated the Offering on September 14, 2005 and received net proceeds of approximately $55,470,000. On September 19, 2005, the Company consummated the closing of the over-allotment option and the Company received additional net proceeds of approximately $8,370,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward acquiring an operating company (“Acquisition”). Furthermore, there is no assurance that the Company will be able to successfully effect an Acquisition. An amount of $62,695,262 of the net proceeds of the Offering, including interest earned to date, is being held in a trust account (the “Trust Fund”) and invested in government securities until the earlier of (i) the consummation of its first Acquisition or (ii) the distribution of the Trust Fund as described below. The remaining net proceeds (not held in the Trust Fund) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
     The Company, after signing a definitive agreement for the Acquisition, will submit such transaction for stockholder approval. In the event that holders of 20% or more of the shares of the Company’s common stock issued as part of the Units in the Offering vote against the Acquisition and exercise their conversion rights described below, the Acquisition will not be consummated.
     The Company’s initial stockholder (the “Founding Stockholder”) has agreed to vote its 2,500,000 shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to an Acquisition. After consummation of an Acquisition, these voting safeguards will no longer be applicable.
     With respect to an Acquisition which is approved and consummated, any Public Stockholder who voted against such Acquisition may demand that the Company convert his shares into cash. The per share conversion price will equal the amount in the Trust Fund, calculated as of two business days prior to the consummation of the proposed Acquisition, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of an Acquisition. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by the Founding Stockholder. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying September 30, 2005 balance sheet and 19.99% of the related interest earned on the government securities has been recorded as deferred interest.
     In the event that the Company does not consummate an Acquisition within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied (the “Acquisition Period”), the proceeds held in the Trust Fund will be distributed to the Company’s Public Stockholders. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering, costs related to pursuing possible acquisitions and general and administrative expenses incurred prior to the liquidation event and since no value would be attributed to the Warrants contained in the Units (discussed in Note D).
     NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     1.     Profit per common share:
     Profit per share is computed by dividing net profit applicable to common stockholders by the weighted average number of common shares outstanding for the period.
     2.     Use of estimates:
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
     3.     Income taxes:
     The Company recognizes deferred tax liabilities and assets for temporary differences between the tax basis of an asset or liability and the related amounts reported in the financial statements. These differences, which are measured at current tax rates, are principally due to operating loss carryforwards and startup costs. At September 30, 2005, these differences resulted in the following deferred tax assets. Management has reviewed the components of the deferred taxes and determined that it is more likely than not that they will not be realized.
The current and deferred components of taxes on earnings from continuing operations are comprised of the following:

April 29, 2005
	Three months ended	(inception)
	September 30, 2005	to September 30, 2005
	(unaudited)	(unaudited)
Current tax provision:
Federal	$—	$—
State	3,037	3,037

Total current tax provision	$3,037	$3,037

Deferred income tax provision (benefit):
Federal	$—	$—
State	—	—

Total deferred tax provision	$—	$—

Total provision for taxes	$3,037	$3,037

The sources of deferred tax assets as of September 30, 2005 were as follows:

September 30, 2005
Net current deferred assets	$962
Net noncurrent deferred tax assets	4,153

Subtotal	5,115
Valuation allowance	(5,115)

Net deferred tax asset	$—

     4.     New Accounting Pronouncements:
     The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
     NOTE D — INITIAL PUBLIC OFFERING
     On September 14, 2005, the Company sold 10,000,000 units (“Units”) in the Offering and on September 19, 2005, the Company sold an additional 1,500,000 Units pursuant to the underwriters’ over allotment option. Each Unit consists of one share of the Company’s common stock and two warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of (a) September 14, 2006 or (b) the completion of an Acquisition. The Warrants will expire on September 13, 2009. The Warrants will be redeemable, at the Company’s option, with the prior consent of Morgan Joseph and Co. Inc. and EarlyBirdCapital, Inc., the representatives of the underwriters in the Offering (the “Representatives”), at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.
     NOTE E — NOTE PAYABLE TO FOUNDING STOCKHOLDER
     On May 10, 2005, the Company issued a $75,000 unsecured promissory note to Royal Palm Capital Management, LLLP, an entity affiliated with the Founding Stockholder (“Affiliate”). The note is non-interest bearing and is payable from non-Trust Fund proceeds. Due to the related party nature of the note, the estimated fair value of the note is not reasonably determinable.
     NOTE F — RELATED PARTY TRANSACTION
     The Company presently occupies office space provided by the Affiliate. The Affiliate has agreed that, until an Acquisition, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay the Affiliate $7,500 per month for such services commencing on September 8, 2005. The statement of operations for the period ended September 30, 2005 includes $5,500 related to this agreement.
     NOTE G — COMMITMENTS AND OTHER MATTERS
     The Company sold to the Representatives an option, for $100, to purchase up to a total of 1,000,000 units at $7.50 per Unit. The Company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a an increase and a charge directly to stockholders’ equity. The option has been valued at the date of issuance at $780,000 based upon a Black-Scholes model, using an expected life of five years, volatility of 15.90% and a risk-free interest rate of 3.980% . The volatility calculation is based on the 180-day volatility of the Russell 2000 Index. Although an expected life of five years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate an Acquisition within the prescribed time period and liquidates, the option would become worthless. The option may be exercised for cash, or on a “cashless” basis, at the holder’s option, such that the holder may receive a net amount of shares equal to the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants, and the market price of the underlying securities). The Units issuable upon exercise of this option are identical to the Units in the Offering except that the Warrants included in the option have an exercise price of $6.00.

     NOTE H — OFFICERS AND DIRECTORS
     The Company’s officers and directors have agreed with the Representatives that within the first forty trading day period after the separate trading of Warrants has commenced, they or certain of their affiliates or designees collectively will purchase up to 2,000,000 Warrants in the public marketplace at prices not to exceed $0.70 per Warrant. They have further agreed that any Warrants purchased by them or its affiliates or designees will not be sold or transferred until the completion of an Acquisition.
     NOTE I — SUBSEQUENT EVENT
     On October 25, 2005, the Company was informed by Morgan Joseph and EarlyBirdCapital, Inc., as representatives of the underwriters in the Company’s initial public offering, that holders of the Company’s units could separately trade the common stock and warrants included in such units as of such date. The common stock and warrants are quoted on the OTC Bulletin Board under the symbols CNUT and CNUTW, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with our consolidated financial statements and the notes thereto.
For the period from April 29, 2005 (inception date) through September 30, 2005
     We were formed on April 29, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.
     For the three months ended September 30, 2005, we had net income attributable to common stockholders of $47,002, attributable to interest income and unrealized gains on trust assets offset primarily by routine operational expenses such as rent, insurance, and travel expenses.
     For the period from April 29, 2005 (inception), through September 30, 2005 we had net income attributable to common stockholders of $46,926, attributable to interest income on trust assets offset primarily by routine operational expenses such as rent, insurance, and travel expenses.
     We consummated our initial public offering on September 14, 2005. On September 19, 2005, we closed on the sale of additional units that were subject to the underwriters’ over-allotment option. Gross proceeds from our initial public offering were $69,000,000. We paid a total of $4,830,000 in underwriting discounts and commissions, and approximately $562,000 was or will be paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $63,608,000, of which $62,620,000 was deposited into the trust account (or $5.45 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through September 14, 2007, assuming that a business combination is not consummated during that time. We may need to raise additional funds through a private offering of debt or equity securities if it is required to consummate a business combination that is presented to us. We would only consummate such a fundraising simultaneously with the consummation of a business combination.
Risk Factors That May Affect Future Results
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings, including our registration statement on Form S-1/A as filed on August 26, 2005.
ITEM 3. CONTROLS AND PROCEDURES
     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.
     Since the Evaluation Date, there have not been any significant changes in the Company’s control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II–OTHER INFORMATION
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On September 14, 2005, we consummated our initial public offering of 10,000,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On September 19, 2005, we closed on an additional 1,500,000 units that were subject to the underwriters’ over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $69,000,000. Morgan Joseph and EarlyBirdCapital, Inc. acted as lead underwriters. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-125105). The Securities and Exchange Commission declared the registration statement effective on September 8, 2005.
     We paid a total of $4,830,000 in underwriting discounts and commissions, and approximately $561,956 has been or will be paid for costs and expenses related to the offering.
     After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $63,608,044, of which $62,620,000 was deposited into a trust fund (or $5.45 per share sold in the offering) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. As of September 30, 2005, our significant expenditures, excluding offering costs, were $37,000 for director and officer insurance coverage through March 15, 2005, and $5,500 for office rent for the pro rated month of September.
ITEM 6. EXHIBITS
Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCONUT PALM ACQUISITION CORP.
Date: November 14, 2005	By:	/s/ Richard C. Rochon
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: November 14, 2005	By:	/s/ Robert C. Farenhem
Vice President and Secretary
(principal financial and accounting officer)

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002