Form 10-K
period 2005-12-31
Coconut Palm Acquisition Corp.
filed 2006-03-31
CIK 1327012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period April 29, 2005 (date of inception) to December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number: 000-51418
Coconut Palm Acquisition Corp.
(Exact name of Registrant as specified in its charter)

Delaware	2 0-2763411

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

595 South Federal Highway, Suite 500
Boca Raton, Florida	33432

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(561) 955-7300
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants
Common Stock, par value $.0001 per share
Warrants to purchase Common Stock
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
     As of October 25, 2005 (the day upon which its common stock began trading separately), there were 11,500,000 common shares outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common shares (based upon the closing price of these shares on the as quoted on the OTC Bulletin Board) was approximately $60.6 million.
     The number of shares outstanding of the Registrant’s common stock (as of March 20, 2006): 14,000,000 shares
Documents Incorporated By Reference
     None.

PART I
ITEM 1. BUSINESS
Introduction
Coconut Palm Acquisition Corp. (also referred to as the “Company” or “we”) is a blank check company organized under the laws of the State of Delaware on April 29, 2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.
The registration statement for our initial public offering (the “Offering”) was declared effective on September 8, 2005 pursuant to which we sold 10,000,000 units on September 14, 2005. On September 19, 2005 the Company consummated the closing of the 1,500,000 units which were subject to an over-allotment option. Each unit consists of one share of common stock, $.0001 par value per share, and two warrants, each to purchase one share of common stock. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $69,000,000. We received net proceeds of approximately $63,608,000 from the Offering.
Our efforts in identifying a prospective target business will not be limited to a particular industry, although we intend to focus our efforts on seeking a business combination with an operating company in the business and/or consumer services sector. Companies in the business and consumer services sector that we may find attractive include, without limitation, the following: customer service and relationship management services; document storage, information and protection services; hospitality and lodging services; transaction and payment processing services; insurance brokerage and agency services; training and compliance services; and outsourced business and employment services.
Effecting a business combination
General
We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize cash derived from the proceeds of the Offering, our capital stock, debt, funds raised from a private placement of our capital stock or debt or a combination of these in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. Such drawbacks include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.
To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses
We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors as well as their affiliates may also bring to our attention target business candidates that they become aware of through their business contacts. In no event, however, will any of our existing officers, directors or existing stockholder or any entity with which they are affiliated be paid any finder’s fee, consulting fee or other compensation prior to or in connection with the consummation of a business combination.
Selection of a target business and structuring of a business combination
Subject to the requirement that our initial business combination must be with a target with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management considers, among other factors, the following:
•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry;

•	costs associated with effecting the business combination;

•	market size;

•	relative valuation multiples of similar publicly traded companies; and

•	effect of technological developments within the industry.
These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target businesses, we conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. We will also seek to have all prospective target businesses execute agreements waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective target business refuses to execute such agreement, it is unlikely we would continue negotiations with such target business.
The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.
Fair market value of target business
The target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. To date, we have not entered into any such fund raising arrangement. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm that is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.
Lack of business diversification
Our initial business combination must be with a target business or businesses which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, we expect to have the ability to effect only a single business combination, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:
•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.
Additionally, since our business combination may entail the simultaneous acquisitions of several operating businesses at the same time from multiple sellers, we will need to convince such sellers to agree that the purchase of their business is contingent on the simultaneous closings of other acquisitions.
Limited ability to evaluate the target business’ management
Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that Richard C. Rochon, Stephen J. Ruzika, Jack I. Ruff, Mario B. Ferrari and Robert C. Farenhem will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that any of them will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with such business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.
Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Opportunity for stockholder approval of business combination
Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.
In connection with the vote required for any business combination, our founding stockholder has agreed to vote its respective shares of common stock owned by it immediately prior to the Offering in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement does not apply to shares included in units purchased in the Offering or purchased following the Offering in the open market by our founding stockholder, or the Company’s officers and directors. Accordingly, they may vote these shares on a proposed business combination any way they choose. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in the Offering both exercise their conversion rights and vote against the business combination.

Conversion rights
At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Our founding stockholder will not have such conversion rights with respect to any shares of common stock owned by it, directly or indirectly (nor will our officers and directors to the extent that they receive shares upon distribution from our existing stockholder or purchase any shares in the Offering or the aftermarket). The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in the Offering. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise any warrants they still hold. We will not complete any business combination if public stockholders owning 20% or more of the shares sold in the Offering both exercise their conversion rights and vote against the business combination.
Liquidation if no business combination
If we do not complete a business combination within 18 months after September 14, 2005, or within 24 months after September 14, 2005 if the extension criteria described below have been satisfied, we will be dissolved. Upon dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account inclusive of any interest plus any remaining net assets. Our founding stockholder (and our officers and directors to the extent that they receive shares upon distribution from our existing stockholder) has waived its rights to participate in any liquidation distribution with respect to shares of common stock owned by it immediately prior to the Offering. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of liquidation and dissolution from our remaining assets outside of the trust fund.
If we were to expend all of the net proceeds of the Offering, other than the proceeds deposited in the trust account, and without taking into account any interest earned on the trust account, the per-share liquidation price as of December 31, 2005 would have been approximately $5.425. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than $5.425, plus interest, due to claims of creditors. RPCP Investments, LLLP has agreed, pursuant to agreements with us and the representatives, that, if we liquidate prior to the consummation of a business combination, it will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of the Offering not held in the trust account. We cannot assure you, however, that it would be able to satisfy those obligations.
If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after September 14, 2005, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to consummate a transaction within 24 months following September 14, 2005, we will then liquidate. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and turn over the proceeds to our transfer agent for distribution to our public stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable 18-month or 24-month period.
Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if they seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is completed. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.
Competition
In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a similar business objective. There are approximately 43 blank check companies with more than approximately $2.4 billion in trust that are seeking to carry out a business plan similar to our business plan. Moreover, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings, and there are likely to be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination. Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the Offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:
•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders to such holders that both vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination; and

•	our outstanding warrants and option, and the potential future dilution they represent, may not be viewed favorably by certain target businesses.
Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective in acquiring a target business with significant growth potential on favorable terms.
If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees
We have five executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate, although we expect each of Messrs. Rochon, Ruff, Ferrari and Farenhem to devote an average of approximately ten hours per week to our business. We do not intend to have any full time employees prior to the consummation of a business combination.
Periodic Reporting and Audited Financial Statements
We have registered our units, common stock and warrants under the Securities Act of 1933, as amended, and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Securities Exchange Act of 1934, our annual reports will contain financial statements audited and reported on by our independent accountants.
We will not acquire a target business if audited financial statements based on United States generally accepted accounting principles cannot be obtained for the target business. Additionally, our management will provide stockholders with audited financial statements, prepared in accordance with United States generally accepted accounting principles, of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing the target business. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential target business will be able to prepare its financial statements in accordance with United States generally accepted accounting principles. The financial statements of a potential target business will be required to be audited in accordance with United States generally accepted accounting standards. To the extent that this requirement cannot be met, we will not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, given the broad range of companies we may consummate a business combination with, we do not believe that the narrowing of the pool will be material.
ITEM 1A. RISK FACTORS
Risks associated with our business
We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.
We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.
If we are forced to liquidate before a business combination and distribute the trust account, our public stockholders will receive less than $6.00 per share and our warrants will expire worthless.
If we are unable to complete a business combination within the prescribed time frames and are forced to liquidate our assets, the per-share liquidation distribution will be less than $6.00 because of the expenses of the Offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants, which will expire worthless if we liquidate before the completion of a business combination.
If the net proceeds of the Offering not being placed in trust is insufficient to allow us to operate for at least the next 24 months, we may be unable to complete a business combination.
We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for a minimum of 24 months from the date of the consummation of the Offering, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds not being placed in trust to engage consultants to assist us with our search for a target business. We could also use a portion of the funds not being placed in trust as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to prevent a target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into such a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we may not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
You will not be entitled to protections normally afforded to investors of blank check companies.
Since the net proceeds of the Offering are intended to be used to complete a business combination with an unidentified target business, we may be deemed to be a “blank check” company under the United States securities laws. However, since we will have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact with the SEC, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to Rule 419, our units have been immediately tradable and we have a longer period of time to complete a business combination in certain circumstances than if we were subject to such rule.
Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.
Since August 2003, based upon publicly available information, over 49 similarly structured blank check companies have completed initial public offerings. Of these companies, only a limited number have consummated a business combination. Accordingly, there are approximately 43 blank check companies with more than approximately $2.4 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are likely to be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $5.425 per share.
Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses and other entities we engage execute agreements with us waiving any right, title, interest or claim to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. We cannot assure you that the per-share distribution from the trust fund will not be less than $5.425, plus interest, due to such claims of such creditors. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, our founding stockholder, RPCP Investments, LLLP, has agreed that it will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we cannot assure you that it will be able to satisfy those obligations.
Since we have not yet selected any target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business’ operations.
Because we have not yet identified a prospective target business, stockholders have no basis to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of such entities. Although our management will evaluate the risks inherent in a particular target business, we cannot assure you that they will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a target business. Except for the limitation that a target business have a fair market value of at least 80% of our net assets at the time of the acquisition, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate.
We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.
Our certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. Although we have no commitment as of December 31, 2005, we are likely to issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:
•	may significantly reduce the equity interest of our stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.
Similarly, if we issue debt securities, it could result in:
•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if certain covenants that require the maintenance of certain financial ratios or reserves are breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.
Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination.
Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. The role of such individuals in the target business, however, cannot presently be ascertained. Although some of our key personnel, including Richard C. Rochon, Stephen J. Ruzika, Jack I. Ruff, Mario B. Ferrari and Robert C. Farenhem, may remain associated with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. Moreover, our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination, the terms of which, including the compensation to be paid to such individuals, would be determined at such time between the respective parties. However, we will not consider the ability of our current key personnel to remain with the company after the consummation of a business combination as a factor in determining whether to proceed with any potential business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This additional training could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.
Our officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their allocation of time to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.
Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.
Our officers, directors and their affiliates may become affiliated with entities engaged in business activities similar to ours and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
None of our directors, officers or their affiliates has been or currently is a principal of, or affiliated with, a blank check company. However, our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.
All of our officers and directors indirectly own shares of our common stock which will not participate in liquidation distributions and, therefore, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.
All of our officers and directors indirectly own shares of our common stock that were issued prior to the Offering, but have waived their right to receive distributions with respect to those shares upon our liquidation if we are unable to consummate a business combination. Our directors, through an affiliate (CPACW, LLLP), have purchased 2,000,000 warrants in the open market. The shares indirectly owned by our officers and directors prior to the Offering and any warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.
If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.
If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:
•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.
If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and stockholders may find it more difficult to sell our securities.
Initially, we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.
As of December 31, 2005, we had approximately $64.1 million which we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, we will have the ability to complete only a single business combination at first, although this may entail simultaneous acquisitions of several closely related operating businesses. Accordingly, the prospects for our success may be:
•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
Alternatively, if our business combination entails the simultaneous acquisitions of several operating businesses at the same time from different sellers, we would face additional risks. These risks may include difficulties and expenses incurred in connection with the subsequent assimilation of the operations and services or products of the acquired companies into a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.
When we seek stockholder approval of any business combination, we will offer each public stockholder (but not our founding stockholder, nor any of our officers and directors to the extent that they receive shares upon distribution from our existing stockholder or purchased any shares in the Offering or the aftermarket) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust fund. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust fund for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Since we have no specific business combination under consideration, we have not taken any steps in furtherance of securing third party financing. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.
We expect to encounter intense competition from other entities with similar business objectives, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources and our financial resources will be relatively limited in comparison. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds received from the Offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.
Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.
We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.
Although we believe that the net proceeds of the Offering is sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or our existing stockholder is required to provide any financing to us in connection with or after a business combination.
Our existing stockholder controls a substantial interest in us and thus may influence certain actions requiring a stockholder vote.
Upon consummation of our offering, our founding stockholder, which is owned and controlled by our officers and directors, will own approximately 17.9% of our issued and outstanding shares of common stock (assuming it does not purchase units in the Offering). Neither our existing stockholder, nor our officers and directors have indicated to us that they intend to purchase our securities in the Offering. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our existing stockholder, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholder will continue to exert control at least until the consummation of a business combination.
In addition, our existing stockholder, officers and directors and their affiliates are not prohibited from purchasing units in the Offering or shares in the aftermarket. Any common stock acquired by our existing stockholder or our officers and directors in the offering or aftermarket will be considered part of the holdings of the public stockholders. They will have the same rights as other public stockholders with respect to such shares, including voting and conversion rights in connection with a potential business combination. Accordingly, they may vote such shares on a proposed business combination in any way they choose. We cannot assure you that our founding stockholder will not have considerable influence upon the vote in connection with a business combination.
Our outstanding warrants and option may have an adverse effect on the market price of common stock and increase the difficulty of effecting a business combination.
In connection with the Offering, we issued warrants to purchase 23,000,000 shares of common stock as part of the units. We also issued an option to purchase 1,000,000 units to the representatives of the underwriters which, if exercised, will result in the issuance of an additional 1,000,000 shares of common stock and 2,000,000 warrants. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Therefore, our warrants and representatives’ option may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and option could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If, and to the extent, these warrants and option are exercised, you may experience dilution to your holdings.
If our founding stockholder exercises its registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.
Our existing stockholder is entitled to make two demands that we register the resale of its shares of common stock at any time commencing three months prior to the date on which its shares are released from escrow. If our existing stockholder exercises its registration rights with respect to all of its shares of common stock, then there will be an additional 2,500,000 shares of common stock eligible for trading in the public market. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it more difficult for us to complete a business combination.
If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:
•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.
In addition, we may have imposed upon us certain burdensome requirements, including:
•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trust agent only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to that act, compliance with these additional regulatory burdens would require additional expense for which we have not allotted.
We do not have any “independent” directors and will generally not have the benefit of independent directors examining our financial statements and the propriety of expenses incurred on our behalf and subject to reimbursement.
All of our directors are also executive officers of ours. However, no salary or other compensation is paid to our officers and directors for services rendered by them on our behalf prior to or in connection with a business combination. Nevertheless, we do not have the benefit of any independent directors serving on an audit committee to review our financial statements or examine the propriety of expenses subject to reimbursement incurred on our behalf. There is no limit on the amount of out-of-pocket expenses that could be incurred, nor will there be any review of the reasonableness of the expenses by anyone other than our board of directors, which could include persons seeking reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf will be in our best interests whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken or expenses incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations and the price of our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     We do not own any real property. We maintain our executive offices at 595 South Federal Highway, Suite 500, Boca Raton, Florida 33432 pursuant to a letter agreement with Royal Palm Capital Management, LLLP. We believe that these offices and facilities are suitable for our operations for the foreseeable future. We may or may not relocate one or more of our offices and facilities based on strategic planning.
ITEM 3. LEGAL PROCEEDINGS
     We are not involved in any litigation, administrative or governmental proceeding and none is believed by our management to be threatened.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
                PURCHASES OF EQUITY SECURITIES
     Market Information
     Our units, common stock and warrants are each quoted on the OTC Bulletin Board under the symbols CNUTU, CNUT, and CNUTW respectively. The following table sets forth the high and low closing bid quotations for the calendar quarter indicated since such units commenced public trading on September 8, 2005, and since the common stock and warrants commenced trading on October 25, 2005. The over-the-counter market quotations reported below reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions. Our common stock and warrants commenced public trading on October 25, 2005. Prior to such dates, there was no established public trading market for our common stock.

	Units		Common Stock		Warrants
For year ended
December 31, 2005	High	Low	High	Low	High	Low
Third Quarter	$6.20	$6.10	N/A	N/A	N/A	N/A
Fourth Quarter	$6.40	$6.05	$5.30	$5.10	$0.54	$0.48

     Holders
     As of March 15, 2006, there was 1 record holder of our units, 2 record holders of our common stock, and 1 record holder of our warrants.

     Dividends
     We have not paid a dividend on any class of common stock and anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Consequently, we do not anticipate paying cash dividends on our common stock in the foreseeable future.
     Recent Sales of Unregistered Securities and Use of Proceeds
     On September 14, 2005, we consummated the Offering. On September 19, 2005, we closed on an additional 1,500,000 units that were subject to the underwriters’ over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $69,000,000. Morgan Joseph and EarlyBirdCapital, Inc. acted as lead underwriters. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-125105). The Securities and Exchange Commission declared the registration statement effective on September 8, 2005.
     We paid a total of $4,830,000 in underwriting discounts and commissions, and approximately $561,956 has been paid for costs and expenses related to the offering.
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
ITEM 6. SELECTED FINANCIAL DATA

Period from
April 29, 2005
(date of inception)
Income statement data	to December 31, 2005
Operating costs	$(146,923)

Interest income	507,871

Income before provision for income taxes	360,948

Provision for income taxes	(25,756)

Net income	335,192

Net income allocable to common stockholders not subject to possible conversion	$235,125

Weighted average number of common shares outstanding:
Basic	7,544,534
Diluted	7,895,119

Net income per share:
Basic	$0.04
Diluted	$0.04

Weighted average number of shares outstanding exclusive of shares subject to possible conversion:
Basic	6,536,132
Diluted	6,886,717

Net income per share not subject to possible conversion:
Basic	$0.04
Diluted	$0.03

Balance sheet data	December 31, 2005
Cash	$934,086

Investments held in trust	$63,120,584

Total assets	$64,069,669

Total liabilities	$101,333

Common stock subject to possible conversion (including interest)	12,617,805

Total stockholders’ equity	51,350,531

Total liabilities and stockholders’ equity	$64,069,669

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of financial condition and results of operations should be read together with “Selected Financial Data,” and our financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K.
     We were formed on April 29, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.
     We consummated our initial public offering on September 14, 2005. All activity from April 29, 2005 through September 14, 2005 is related to our formation and our initial public offering. On September 19, 2005, we closed on an additional 1,500,000 units that were subject to the underwriters’ over-allotment option.
     The net income of $335,192 for the year ended December 31, 2005 consisted primarily of $10,869 of travel and entertainment expenses, $18,029 of printing expenses, $22,396 for directors and officers liability insurance, $28,000 for rent expense, $26,925 for professional fees, operating costs of $1,116 and franchise taxes of $39,588, offset by interest income on the trust fund investments, including interest allocable to shares subject to possible conversion, in the amount of $500,584 and interest on cash and cash equivalents of $7,287,. We also have a provision for income taxes in the amount of $25,756.
     Of the net proceeds of our initial public offering, $62,620,000, was placed in trust, with the remaining net proceeds of approximately $988,044 available to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of December 31, 2005 the balance held in the Trust was $63,120,584, representing the original principal plus interest of $500,584. We will use substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At December 31, 2005, we had cash outside of the trust fund of $934,086, prepaid expenses of $14,999 and total current liabilities of $101,333, leaving us with working capital of $847,752, excluding investments held in trust and interest attributable to common stock, subject to possible conversion.
     We are obligated to pay to Royal Palm Capital Management, LLLP a monthly fee of $7,500 for general and administrative services.
     We do not currently, and are not required to, maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act of 2002. We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2006.
     As of the date of this report, we have not completed an assessment, nor have our auditors tested our systems, of internal control. We expect that we will assess the internal controls of our target business or businesses preceding the completion of a business combination and will then implement a schedule for implementation and testing of such additional controls as we may determine are required to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of its internal controls. Many small and mid-sized target businesses we consider for a business combination may have internal controls that need improvement in areas such as:
•	staffing for financial, accounting and external reporting areas, including segregation of duties;

•	reconciliation of accounts;

•	proper recordation of expenses and liabilities in the period to which they relate;

•	proof of internal review and approval of accounting items;

•	documentation of key accounting assumptions, estimates and/or conclusions; and

•	documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expense in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financial reporting.
     Once our management’s report on internal controls is complete, we will retain our independent auditors to assess management’s report on internal controls and to render an opinion on such report when required by Section 404. Additional matters concerning a target business’s internal controls may be identified in the future when the assessment and testing is performed.
Off-Balance Sheet Arrangements; Commitments and Contractual Obligations
     As of December 31, 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations other than our payments to Royal Palm Capital Management, LLLP, as described above. No unaudited quarterly operating data is included in this prospectus as we have conducted no operations to date.
Risk Factors That May Affect Future Results
     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on 10-K and in our other Securities and Exchange Commission filings.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business; we have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in trust have been invested money market funds that invest primarily in short-term securities issued or guaranteed by the United States, we believe the exposure to interest rate fluctuations is limited therefore do not believe we have a significant market risk related to interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
COCONUT PALM ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Coconut Palm Acquisition Corp.
We have audited the accompanying balance sheet of Coconut Palm Acquisition Corp. (a development stage company) (the “Company”) as of December 31, 2005 and the related statements of operations, changes in stockholders’ equity and cash flows for the period from April 29, 2005 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coconut Palm Acquisition Corp. as of December 31, 2005 and the results of its operations and its cash flows for the period from April 29, 2005 (date of inception) through December 31, 2005 in conformity with U.S. generally accepted accounting principles.
Eisner LLP
New York, New York
March 23, 2006

COCONUT PALM ACQUISITION CORP.
(a development stage company)
BALANCE SHEET

December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$934,086
Prepaid expenses	14,999

Total current assets	949,085
Investments held in Trust Fund	63,120,584

Total assets	$64,069,669

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,271
Accrued expenses	46,306
Income taxes payable	25,756

Total current liabilities	101,333

COMMITMENTS AND CONTINGENCIES (Note H)	—

Common stock subject to possible conversion - 2,298,850 shares	12,517,738
Interest attributable to common stock, subject to possible conversion	100,067

STOCKHOLDERS’ EQUITY

Preferred stock — $.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—
Common stock — $.0001 par value; 50,000,000 shares authorized; 14,000,000 issued and outstanding (which includes 2,298,850 shares subject to possible conversion)	1,400
Additional paid-in-capital	51,114,006
Income accumulated during the development stage	235,125

Total stockholders’ equity	51,350,531

Total liabilities and stockholders’ equity	$64,069,669

See Notes to Financial Statements

COCONUT PALM ACQUISITION CORP.
(a development stage company)
STATEMENT OF OPERATIONS

April 29, 2005
(Date of Inception)
to December 31, 2005
Operating costs	$146,923

Other income:
Bank interest	7,287
Interest on investments held in Trust	500,584

Total other income	507,871

Income before provision for income taxes	360,948

Provision for income taxes — current	(25,756)

Net income	$335,192

Interest income attributable to common stock subject to possible conversion	(100,067)

Net income allocable to common stockholders not subject to possible conversion	$235,125

Weighted average number of shares outstanding:
Basic	7,544,534
Diluted	7,895,119

Net income per share:
Basic	$0.04
Diluted	$0.04

Weighted average number of shares outstanding exclusive of shares subject to possible conversion:
Basic	6,536,132
Diluted	6,886,717

Net income per share not subject to possible conversion:
Basic	$0.04
Diluted	$0.03

See Notes to Financial Statements

COCONUT PALM ACQUISITION CORP
(a development stage company)
STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY
For period from April 29, 2005 (Date of Inception) through December 31, 2005

	Common Stock			Income Accumulated
			Paid-in Capital in	During the
	Shares	Amount	Excess of Par	Development Stage	Total
Balance — April 29, 2005 (date of inception)
Initial capitalization from founding stockholder	2,500,000	$250	$24,750	$—	$25,000

Sale of 11,500,000 units (includes 2,298,850 shares of common stock subject to possible conversion) net of underwriters’ discount and offering expenses	11,500,000	1,150	63,606,894		63,608,044

Proceeds subject to possible conversion of 2,298,850 shares			(12,517,738)		(12,517,738)

Accretion of trust fund relating to common stock subject to possible conversion				(100,067)	(100,067)

Proceeds from issuance of underwriters’ purchase option			100		100

Net income for the period				335,192	335,192

Balance at December 31, 2005	14,000,000	$1,400	$51,114,006	$235,125	$51,350,531

See Notes to Financial Statements

COCONUT PALM ACQUISITION CORP
(a development stage company)
STATEMENT OF CASH FLOWS

April 29, 2005
(Date of Inception)
to December 31, 2005
Cash flows from operating activities:

Net income	$335,192

Increase (decrease) in cash attributable to changes in:
Prepaid expenses	(14,999)
Accounts payable	29,271
Accrued expenses	46,306
Income Tax Payable	25,756

Net cash provided by operating activities	421,526

Cash flows from investing activities:
Purchase of investments in a fund	(63,120,584)

Net cash used in investing activities	(63,120,584)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	63,633,044
Proceeds from notes payable to founding stockholders	75,000
Repayment of notes payable to founding stockholders	(75,000)
Proceeds from issuance of underwriters’ purchase option	100

Net cash provided by financing activities	63,633,144

Net increase in cash and cash equivalents	934,086
Cash and cash equivalents — beginning of period	—

Cash and cash equivalents — end of period	$934,086

Supplemental non-cash activity:
Accretion of Trust Fund relating to common stock subject to possible conversion	$100,067
See Notes to Financial Statements

COCONUT PALM ACQUISITION CORP.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
     NOTE A — ORGANIZATION AND BUSINESS OPERATIONS;
     The Company was incorporated in Delaware on April 29, 2005. It was formed to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, asset acquisition and/or other similar transaction. The Company has neither engaged in any operations nor generated revenue, and is considered to be a development stage company, subject to the risks associated with activities of development stage companies. As such, the Company’s operating results through December 31, 2005 relate to early stage organizational activities. The Company has selected December 31 as its fiscal year end.
     The registration statement for the Company’s initial public offering of Units (as described in Note C) (the “Offering”) was declared effective on September 8, 2005. The Company consummated the Offering on September 14, 2005 and received net proceeds of approximately $55,238,000. On September 19, 2005, the Company consummated the closing of the over-allotment option and the Company received additional net proceeds of approximately $8,370,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward acquiring an operating company (“Acquisition”). Furthermore, there is no assurance that the Company will be able to successfully effect an Acquisition. An amount of $63,120,584 of the net proceeds of the Offering, including interest earned to date, is being held in a trust account (the “Trust Fund”) and invested in government securities until the earlier of (i) the consummation of its first Acquisition or (ii) the distribution of the Trust Fund as described below. The remaining net proceeds (not held in the Trust Fund) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
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
     With respect to an Acquisition which is approved and consummated, any Public Stockholders voting against such Acquisition may demand that the Company convert their shares into cash. The per share conversion price will equal the amount in the Trust Fund including all accrued interest, calculated as of two business days prior to the consummation of the proposed Acquisition, divided by the number of shares of common stock held by Public Stockholders. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of an Acquisition. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by the Founding Stockholder. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying December 31,

2005 balance sheet and 19.99% of the related interest earned on the Trust Fund has been recorded as interest attributable to common stock subject to possible conversion.
     In the event that the Company does not consummate an Acquisition within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Fund will be distributed to the Company’s Public Stockholders. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering, costs related to pursuing possible acquisitions and general and administrative expenses incurred prior to the liquidation event and since no value would be attributed to the Warrants contained in the Units (discussed in Note C).
     If the Company is liquidated prior to the consummation of a business combination, the Founding Stockholder has agreed to be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company in excess of the net proceeds of the offering not held in the Trust Fund. The Company can not guarantee that the Founding Stockholder would be able to satisfy these obligations.
     Upon consummation of the Offering the Founding Stockholder has placed the shares owned into an escrow account. These shares will not be transferable during the escrow period and will not be released from escrow until the earliest of three years following the date of the Offering, liquidation, and the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to the Company consummating a business combination with a target business. During the escrow period, the Founding Stockholder will not be able to sell or transfer its securities (except to its limited partners, its limited partners’ spouses and children or trusts established for their benefit), but will retain all other rights as the Company’s stockholder, including, without limitation, the right to vote its shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If the Company is unable to effect a business combination and is forced to liquidate, the Company’s Founding Stockholder will not receive any portion of the liquidation proceeds with respect to common stock owned prior to the Offering.
     The Founding Stockholder is entitled to make up to two demand registration rights. The holder of these shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. In addition, the Founding Stockholder has certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
     NOTE B— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[1] Cash and cash equivalents: All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The company maintains cash balances in two accounts at the same bank. These accounts are insured by the Federal Deposit Insurance Corporation up to $100,000.
[2] Fair value of financial instruments: The carrying amounts of the Company’s financial assets, including cash and cash equivalents and investments held in Trust Fund approximate fair value because of their short term maturities.
[3] Earnings per common share: Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.
[4] Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
[5] Income taxes: Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using tax rates in effect for the period in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
[6] New Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (''SFAS 123(R)’’), ''Share Based Payment’’. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to adopt SFAS 123(R) effective January 1, 2006. The Company does not believe that the adoption of SFAS No. 123(R) will have a significant impact on its financial condition or results of operations. Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
     NOTE C — INITIAL PUBLIC OFFERING
     On September 14, 2005, the Company sold 10,000,000 units (“Units”) in the Offering and on September 19, 2005, the Company sold an additional 1,500,000 Units pursuant to the underwriters’ over allotment option. Each Unit consists of one share of the Company’s common stock and two warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of (a) September 14, 2006 or (b) the completion of an Acquisition. The Warrants will expire on September 13, 2009. The Warrants may be redeemed, at the Company’s option, with the prior consent of Morgan Joseph and Co. Inc. and EarlyBirdCapital, Inc., the representatives of the underwriters in the Offering (the “Representatives”) in whole and not part, at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. The underwriters received $4,830,000 representing the underwriter discount and commissions.
     NOTE D — INCOME TAXES
     Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating $54,776 at December 31, 2005. The net operating loss of $32,301 can be carried forward to 2025. The amount of temporary differences relating to start up costs amounted to $107,335.

     The current and deferred components of taxes are comprised of the following:

2005
Current tax provision
Federal	$—
State	$25,756

Total Current Tax Provision	$25,756

Deferred income tax provision (benefit)
Federal	$—
State	$—

Total Deferred Tax Provision	$—

Total provision for taxes	$25,756

The sources of deferred tax assets as of December 31, 2005 are as follows:

Net operating losses	$11,305
Startup Costs	43,471

Total non-current deferred tax assets	54,776
Valuation Allowance	(54,776)

Net deferred tax assets	$—

     The difference between the statutory rate of 35% and our effective rate of 7.1% is primarily due to tax exempt interest for federal income tax purposes and a valuation allowance of $54,776. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2005. The rate reconciliation is as follows:

Statutory Income tax rate	35%
State taxes, net of federal benefit	7.1%
Tax exempt interest	(48.5%)
Valuation allowance	13.5%

Effective rate	7.1%

     NOTE E — NOTE PAYABLE TO FOUNDING STOCKHOLDER
     On May 10, 2005, the Company issued a $75,000 unsecured promissory note to Royal Palm Capital Management, LLLP, an entity affiliated with the Founding Stockholder (“Affiliate”). The note was non-interest bearing and payable from non-Trust Fund proceeds. The note was paid in full on October 18, 2005 from the net proceeds of the Offering.

     NOTE F — INVESTMENTS HELD IN TRUST
     The company holds investments in a mutual fund which is principally invested in municipal government securities and is carried at market value. The earnings of the fund may not be taxable for federal income tax purposes. The investment is held in a Trust Fund as described in Note A.
     NOTE G — RELATED PARTY TRANSACTION
     The Company presently occupies office space provided by the Affiliate of the Founding Stockholder. The Affiliate has agreed that, until an Acquisition, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay the Affiliate $7,500 per month for such services commencing on September 8, 2005. $28,000 related to this agreement are included in operating costs.
     NOTE H — COMMITMENTS AND OTHER MATTERS
     The Company sold to the Representatives an option, for $100, to purchase up to a total of 1,000,000 units at $7.50 per Unit. The Company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in an increase and a charge directly to stockholders’ equity. The option has been valued at the date of issuance at $780,000 based upon a Black-Scholes model, using an expected life of five years, volatility of 15.90% and a risk-free interest rate of 3.980% . The volatility calculation is based on the 180-day volatility of the Russell 2000 Index. Although an expected life of five years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate an Acquisition within the prescribed time period and liquidates, the option would become worthless. The option may be exercised for cash, or on a “cashless” basis, at the holder’s option, such that the holder may receive a net amount of shares equal to the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants, and the market price of the underlying securities). The Units issuable upon exercise of this option are identical to the Units in the Offering except that the Warrants included in the option have an exercise price of $6.00. Although the purchase option and its underlying securities have been registered under the Offering, the option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the date of the Offering with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.
     NOTE I — OFFICERS AND DIRECTORS
     The Company’s officers and directors agreed with the Representatives that within the first forty trading day period after the separate trading of Warrants has commenced, they or certain of their affiliates or designees collectively would purchase up to 2,000,000 Warrants in the public marketplace at prices not to exceed $0.70 per Warrant. They have further agreed that any Warrants purchased by them or its affiliates or designees will not be sold or transferred until the completion of an Acquisition. As of December 31, 2005 they had purchased all 2,000,000 warrants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the December 31, 2005 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.
     Since the Evaluation Date, there have not been any significant changes in the Company’s control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors and Executive Officers
     The following table sets forth the names, ages and offices of the present executive officers and directors of the Company. The periods during which such persons have served in such capacities are indicated in the description of business experience of such person below.

Name	Age	Position
Richard C. Rochon	48	Chairman of the Board and Chief Executive Officer
Stephen J. Ruzika	50	Vice Chairman
Jack I. Ruff	50	Vice President and Director
Mario B. Ferrari	28	Vice President and Director
Robert C. Farenhem	35	Vice President, Secretary and Director
Richard C. Rochon has been our chairman of the board and chief executive officer and has acted as our principal financial and accounting officer since our inception. Mr. Rochon co-founded Royal Palm Capital Partners (“RPCP”), a private investment and management firm in February 2002 and has been its chairman and chief executive officer since that time. RPCP focuses on making investments in service industries poised for consolidation and growth and partners with high quality management teams in the respective industries. Mr. Rochon has served as president and director of Royal Palm Capital Management, Inc., a corporation which manages investments made by various RPCP affiliates, since February 2005. Mr. Rochon has also served as a director of Devcon International Corp., a provider of construction and electronic security services since July 2004 and as chairman since February 2005. Mr. Rochon has served as chairman of Sunair Electronics, Inc., a provider of high-frequency radio equipment, pest-control and lawn-care services since February 2005. From 1987 to January 2002, Mr. Rochon was President of Huizenga Holdings, Inc., a management and holding company whose investments included several publicly-held companies, including Blockbuster Entertainment Corporation, Republic Waste Industries, Inc., AutoNation, Inc. and Boca Resorts, Inc. During this time, he served as sole director for many of Huizenga Holdings’ privately-held operating companies in various services businesses, including serving as a director of AutoNation, Inc., the NHL’s Florida Panthers and the NFL’s Miami Dolphins. Mr. Rochon previously served as vice chairman of Boca Resorts, Inc., an owner and operator of luxury resort properties in Florida, from November 1996 to December 2004, while serving as President from March 1998 until January 2002. In addition, Mr. Rochon has been a director of Bancshares of Florida, a full-service commercial bank since 2002. Since 1996, Mr. Rochon has been a director of Century Business Services, a diversified services company. Mr. Rochon also was employed as a certified public accountant by the public accounting firm of Coopers & Lybrand from 1979 to 1985. Mr. Rochon received his B.S. in Accounting from Binghamton University in 1979 and Certified Public Accounting designation in 1981.
Stephen J. Ruzika has been our vice chairman since our inception. Mr. Ruzika has been chief executive officer of Devcon International Corp. since April 2005. From October 2004 until April 2005, Mr. Ruzika had been the president and principal financial and accounting officer of Devcon. Mr. Ruzika has served as president of Devcon Security Holdings, Inc., a subsidiary of Devcon, since October 2004 and was executive vice president from July 2004 until October 2004. Previously, Mr. Ruzika founded Congress Security Services Inc. in November 2000 and served as its chairman and chief executive officer until July 2004. Through its subsidiaries, Congress provided alarm monitoring, employment screening and paperless workflow services to major corporate clients in North America. Prior to founding Congress, from November 1997 until August 1998, Mr. Ruzika served as Chief Executive Officer of Carlisle Holdings Limited (formerly known as BHI Incorporated), a Nasdaq listed company. Mr. Ruzika was affiliated with ADT Limited (“ADT”), a NYSE-listed company, from 1982 until 1997, becoming executive vice president in 1997 and chief financial officer in 1989. Mr. Ruzika also served as President and Chief Executive Officer of ADT Security Services Inc. (“ADT Security”), a wholly owned subsidiary of ADT, from 1995 — 1997. ADT Security was the largest electronic security services company in the United States and United Kingdom when it merged with Tyco International Ltd. in 1997. Mr. Ruzika also has served as a director and Vice Chairman of the Board of Security Associates International, Inc., formerly an American Stock Exchange listed company, from July 2001 to April 2004. Mr. Ruzika is a graduate of the University of Miami and received his Certified Public Accountant designation.
Jack I. Ruff has been our director and vice president since our inception. Mr. Ruff is a co-founder of RPCP and has been a partner of RPCP since September 2002. Mr. Ruff has also served as vice president and director of Royal Palm Capital Management, Inc., since February 2005. Prior thereto, Mr. Ruff served as Senior Vice President with Bank of America, N.A., where for over 18 years he was responsible for mergers and acquisitions and financing high growth public and private middle market companies. In this capacity, he evaluated and structured transactions using public and private equity, public and private senior debt and mezzanine securities. In addition, he was the Market Executive for Bank of America’s Financial Strategies Group where he managed a group of 30 professional bankers focused on the middle market in Florida. Prior to joining Bank of America (formerly NationsBank) in 1984, he was employed for seven years by The First National Bank of Chicago’s Global Banking Group. Mr. Ruff received his B.S. in Finance and Economics from Indiana University.
Mario B. Ferrari has been our director and vice president since our inception. Mr. Ferrari is a co-founder of RPCP and has been a partner of RPCP since July 2002 and as vice president and director of Royal Palm Capital Management, Inc., since February 2005. He has also served as a director of Devcon

International Corp. since July 2004 and as vice chairman of Sunair Electronics, Inc. since February 2005. From June 2000 to June 2002, he was an investment banker with Morgan Stanley & Co., where he helped start the firm’s private equity placement group. Previously, Mr. Ferrari co-founded PowerUSA, LLC, a retail renewable energy services company, in October 1997 and was a managing member until September 1999. Mr. Ferrari graduated from Georgetown University, where he received his B.S., magna cum laude, in Finance and International Business.
Robert C. Farenhem has been our director, vice president and secretary since our inception. Mr. Farenhem has been a partner and the chief financial officer of RPCP since April 2003 and vice president and director of Royal Palm Capital Management, Inc. since February 2005. Mr. Farenhem served as the interim chief financial officer of Devcon International Corp. from April 2005 through December 2005. Mr. Farenhem was the Executive Vice President of Strategic Planning and Corporate Development for publicly-held Bancshares of Florida and Chief Financial Officer for Bank of Florida from February 2002 to April 2003. Bancshares of Florida is a multi-bank holding company (including Bank of Florida) with in excess of $400 million in assets. Previously, Mr. Farenhem was an investment banker with Banc of America Securities from October 1998 to February 2002, advising on mergers and acquisitions, public and private equity, leveraged buyouts, and other financings. Mr. Farenhem graduated from the University of Miami, where he received his BBA in Finance.
     Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mario B. Ferrari, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Jack I. Ruff and Robert C. Farenhem, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Stephen J. Ruzika and Richard C. Rochon, will expire at the third annual meeting.
     These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. None of these individuals has been a principal of or affiliated with a public company or a blank check company that executed a business plan similar to ours and none of these individuals is currently affiliated with such an entity. However, we believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts and their transactional expertise should enable them to successfully identify and effect an acquisition.
     Our board of directors has determined that it is not required, at this point in time, to establish a separate audit committee. Our board of directors together appoints, retains, sets compensation of, and supervises our independent accountants, reviews the results and scope of the audit and other accounting related services and reviews our accounting practices and systems of internal accounting and disclosure controls.
Audit Committee Financial Expert
     As we do not have a separate audit committee, we do not have an audit committee financial expert serving on our audit committee. As our plan of operations involves identifying a target business and completing a business combination with such business, we presently do not have material operations and do not experience complex accounting issues.

Code of Ethics
     Our board of directors has adopted a Code of Ethics that applies to our directors, officers and employees. A copy of our Code of Ethics has been attached as an exhibit to this Annual Report on Form 10-K. Requests for copies of our Code of Ethics should be sent in writing to Coconut Palm Acquisition Corp., 595 South Federal Highway, suite 500, Boca Raton, Florida 33432, Attention: Corporate Secretary.
Compliance with Section 16(a) of the Exchange Act
     Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who are the beneficial owners of more than ten percent of our common stock (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies of these reports.
     Based solely on copies of such forms received or written representations from certain Reporting Persons, we believe that, during the fiscal year ended December 31, 2005, all filing requirements applicable to the Reporting Persons were complied with, except for one late filing of a Form 4 by Mr. Rochon regarding his initial reporting of four purchases of warrants by CPACW, LLLP, over which Mr. Rochon may be deemed to exercise investment control.
ITEM 11. EXECUTIVE COMPENSATION
     No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finder’s and consulting fees, will be paid to our founding stockholder or to any of our officers and directors or any of their respective affiliates for services rendered prior to or in connection with a business combination. However, our founding stockholder and our officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.
     The Company pays to Royal Palm Capital Management, LLLP, an affiliate of our officers and directors, a monthly fee for the lease of office space and for the performance of general and administrative services. Please refer to Item 13 — Certain Relationships and Related Transactions for a description of this arrangement.
     Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2006 by:
•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.
     Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The table below assumes that there are 14 million shares of common stock issued and outstanding.

	Amount and		Approximate
	Nature of		Percentage Of
	Beneficial		Outstanding
Name and Address of Beneficial Owner(1)	Ownership		Common Stock
RPCP Investments, LLLP	2,500,000	(2)	20.0%
Richard C. Rochon	2,500,000	(3)	20.0%
Prentice Capital Management, LP	1,667,000	(4)	13.3%
Michael Zimmerman	1,667,000	(4)	13.3%
Sapling, LLC	806,138	(5)	6.4%
Fir Tree Recovery Master Fund	393,862	(5)	3.2%
Stephen J. Ruzika	0	(6)(7)	0%
Jack I. Ruff	0	(6)(7)	0%
Mario B. Ferrari	0	(6)(7)	0%
Robert C. Farenhem	0	(6)(7)	0%
All directors and executive officers as a group (5 individuals)	2,500,000	(3)	20%

(1)	Unless otherwise indicated, the business address of each of the owners is 595 South Federal Highway, Suite 500, Boca Raton, Florida 33432.

(2)	RPCP Investments, LLLP may distribute its shares as a dividend or liquidation distribution to Messrs. Rochon, Ruzika, Ruff, Ferrari, and Farenhem, RPCP Investments’ five limited partners, at a later date. If the shares are distributed prior to the end of the escrow period referred to below, such shares will remain in escrow for the duration of the period. To the extent such shares are not distributed to its limited partners, either prior to or subsequent to the end of the escrow period, they will be retained by RPCP Investments, LLLP.

(3)	These shares are held by RPCP Investments, LLLP. Mr. Rochon is president and director and owns a 54% interest in the general partner of RPCP Investments, LLLP. As such, Mr. Rochon exercises voting and dispositive power over these shares. Does not include, Warrants to purchase 2,000,000 shares of common stock which will become exercisable on the later of the completion of a business combination with a target business or September 8, 2006 and thus are not known to be exercisable within 60 days. Such warrants are held by CPACW, LLLP. As, Mr. Rochon exercises voting and dispositive power over these warrants.

(4)	Prentice Capital Management serves as investment manager to a number of investment funds and manages investments for certain entities in managed accounts with respect to which it has voting and dispositive authority over the shares of common stock reflected above. Michael Zimmerman as a Managing Member of Prentice Capital Management may be deemed to control such investments. Each of Prentice Capital Management and Michael Zimmerman disclaims beneficial ownership pf all shares of common stock reflected above. The business address of the Prentice Capital Management, LP and Michael Zimmerman is 623 Fifth Avenue, 32nd Floor, New York, New York 10022. The foregoing information was derived from a Schedule 13G, as filed with the Securities and Exchange Commission.

(5)	The business address of these entities is 535 Fifth Avenue, 31st Floor, New York, New York 10017. The foregoing information was derived from a Schedule 13G, as filed with the Securities and Exchange Commission.

(6)	Does not include any shares held by RPCP Investments, LLLP, of which such person is a limited partner.

(7)	Each of these individuals are either directors or executive officers or both.
     All of the shares of common stock outstanding prior to September 8, 2005 has been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:
•	September 8, 2008;

•	our liquidation; and

•	the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.
     During the escrow period, the holder of these shares will not be able to sell or transfer its securities (except to its limited partners, its limited partners’ spouses and children or trusts established for their benefit), but will retain all other rights as our stockholder, including, without limitation, the right to vote its shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and are forced to liquidate, our existing stockholder will not receive any portion of the liquidation proceeds with respect to common stock owned by it prior to September 8, 2005.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     In April 2005, we issued 2,500,000 shares of our common stock to RPCP Investments, LLLP for $25,000 in cash, a purchase price of $0.0001 per share. Our founding stockholder will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed on or about the date of the Offering. Our founding stockholder may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow. In addition, our founding stockholder has certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.
     Royal Palm Capital Management, LLLP, an affiliate of our officers and directors, advanced an aggregate of $75,000 to us as of September 9, 2005 to cover expenses related to the Offering. The loan was payable without interest on the earlier of June 1, 2006 or the consummation of the Offering. The loan was repaid, in full, on October 18, 2005.
     We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

     The Company has agreed to pay Royal Palm Capital Management, LLLP, an affiliate of our officers and directors, a fee of $7,500 per month for office space and general and administrative services, including reimbursable out of pocket expenses, through the effective date of the acquisition of a target business.
     All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The firm of Eisner, LLP acts as our principal accountant.
The following is a summary of fees paid to our principal accountant for services provided.
Audit Fees
During the fiscal year ended December 31, 2005, we paid our principal accountant $25,643 for services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2005, and $4,285 in connection with our September 30, 2005, Form 10Q-SB.
Audit-Related Fees
During 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.
All Other Fees
During 2005, there were no fees billed for products and services provided by the principal accountants other than those set forth above.
Board Approval
All of the services listed above were approved by our Board of Directors prior to their performance.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report:
(1)	Financial Statements

See “Item 8. Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

None.

(3)	Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation.*

3.2	By-laws.*

4.1	Specimen Unit Certificate.*

4.2	Specimen Common Stock Certificate.*

4.3	Specimen Warrant Certificate.*

4.4	Form of Unit Purchase Option to be granted to Representative.*

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant*

10.1	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc., EarlyBirdCapital, Inc. and RPCP Investments, LLLP.*

10.2	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc., EarlyBirdCapital, Inc. and Richard C. Rochon.*

10.3	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc., EarlyBirdCapital, Inc. and Stephen J. Ruzika.*

10.4	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc., EarlyBirdCapital, Inc. and Jack I. Ruff.*

10.5	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc., EarlyBirdCapital, Inc. and Mario B. Ferrari.*

10.6	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc., EarlyBirdCapital, Inc. and Robert C. Farenhem.*

10.7	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.8	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and Existing Stockholder.*

10.9	Promissory Note, dated as of May 10, 2005, issued to Royal Palm Capital Management, LLLP.*

10.10	Form of Registration Rights Agreement among the Registrant and the Investors.*

10.11	Warrant Purchase Agreement dated May 18, 2005 among Morgan Joseph & Co. Inc. and each of Richard C. Rochon, Stephen J. Ruzika, Jack I. Ruff, Mario B. Ferrari and Robert C. Farenhem*

10.12	Form of Letter Agreement between Royal Palm Capital Management, LLLP and Registrant regarding administrative support.*

10.13	Letter Agreement dated August 2, 2005, from each of RPCP Investments, LLLP, Richard C. Rochon, Stephen J. Ruzika, Jack I. Ruff, Mario B. Ferrari and Robert C. Farenhem to the Registrant.*

14	Code of Ethics

31.1	Certification by Richard C. Rochon, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Robert C. Farenhem, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Richard C. Rochon, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Robert C. Farenhem, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-125105)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCONUT PALM ACQUISITION CORP.
By:	/s/ RICHARD C. ROCHON
RICHARD C. ROCHON
Chief Executive Officer and Chairman of the Board of Directors

Date            March 31, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD C. ROCHON Richard C. Rochon	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2006
/s/ ROBERT C. FARENHEM Robert C. Farenhem	Chief Financial Officer (Principal Financial Officer), Secretary and Director	March 31, 2006
/s/ STEPHEN J. RUZIKA Stephen J. Ruzika	Vice President and Director	March 31, 2006
/s/ JACK I. RUFF Jack I. Ruff	Vice President and Director	March 31, 2006
/s/ MARIO B. FERRARI Mario B. Ferrari	Vice President and Director	March 31, 2006

Exhibit Index
(Filed with Form 10-K)
14	Code of Ethics

31.1	Certification by Richard C. Rochon, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Robert C. Farenhem, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Richard C. Rochon, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Robert C. Farenhem, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.