Form 10-Q
period 2006-03-31
Coconut Palm Acquisition Corp.
filed 2006-05-15
CIK 1327012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-51418

Coconut Palm Acquisition Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-2763411
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

595 South Federal Highway, Suite 500
Boca Raton, Florida (Address of Principal Executive Offices)	33432 (Zip Code)
Registrant’s telephone number, including area code (561) 955-7300
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
Large accelerated filer ☐            Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
     As of April 30, 2006, 14,000,000 shares of common stock, $0.0001 par value per share, were outstanding.

COCONUT PALM ACQUISITION CORP.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COCONUT PALM ACQUISITION CORP.
(a development stage company)
CONDENSED BALANCE SHEET

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$724,660	$934,086
Prepaid expenses	94,122	14,999

Total current assets	818,782	949,085

Investments held in trust fund	63,567,165	63,120,584

Total assets	$64,385,947	$64,069,669

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$29,487	$29,271
Accrued expenses	23,372	46,306
Intangible tax payable	30,807	—
Income taxes payable	23,223	25,756

Total current liabilities	106,889	101,333

COMMITMENTS AND CONTINGENCIES (Note H)	—	—

Common stock subject to possible conversion — 2,298,850 shares	12,517,738	12,517,738
Interest attributable to common stock, subject to possible conversion	189,339	100,067

STOCKHOLDERS’ EQUITY

Preferred stock — $.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock — $.0001 par value; 50,000,000 shares authorized; 14,000,000 issued and outstanding (which includes 2,298,850 shares subject to possible conversion)	1,400	1,400
Additional paid-in-capital	51,114,006	51,114,006
Income accumulated during the development stage	456,575	235,125

Total stockholders’ equity	51,571,981	51,350,531

Total liabilities and stockholders’ equity	$64,385,947	$64,069,669

See Notes to Condensed Financial Statements

COCONUT PALM ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

		April 29, 2005
	Three months ended	(Date of Inception)
	March 31, 2006	to March 31, 2006
Operating costs	$(119,102)	$(266,024)

Other income:
Bank interest	6,465	13,752
Interest on investments held in Trust Fund	446,582	947,165

Total other income	453,047	960,917

Income before provision for income taxes	333,945	694,893

Provision for income taxes — current	(23,223)	(48,979)

Net income	$310,722	$645,914

Interest income attributable to common stock subject to possible conversion	(89,272)	(189,338)

Net income allocable to common stockholders not subject to possible conversion	$221,450	$456,576

Weighted average number of shares outstanding:
Basic	14,000,000
Diluted	15,862,087

Net income per share:
Basic	$0.02
Diluted	$0.02

Weighted average number of shares outstanding exclusive of shares subject to possible conversion:
Basic	11,701,150
Diluted	13,563,237

Net income per share not subject to possible conversion:
Basic	$0.02
Diluted	$0.02

See Notes to Condensed Financial Statements

COCONUT PALM ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ DEFICIT

				Deficit
	Common Stock		Paid-in Capital	Accumulated
			in	During the
				Development
	Shares	Amount	Excess of Par	Stage	Total
Balance — April 29, 2005 (date of inception)
Initial capitalization from founding stockholder	2,500,000	$250	$24,750	$—	$25,000

Sale of 11,500,000 units net of underwriters’ discount and offering expenses (includes 2,298,850 shares subject to possible conversion)	11,500,000	1,150	63,606,894		63,608,044

Proceeds subject to possible conversion of 2,298,850 shares			(12,517,738)		(12,517,738)

Accretion of trust fund income relating to common stock subject to possible conversion				(100,067)	(100,067)

Proceeds from issuance of option			100		100

Net income for the period				335,192	335,192

Balance at December 31, 2005	14,000,000	$1,400.00	$51,114,006	235,125	51,350,531

Accretion of trust fund income relating to common stock subject to possible conversion				(89,272)	(89,272)

Net income for the period				310,722	310,722

Balance at March 31, 2006 (Unaudited)	14,000,000	$1,400.00	$51,114,006	456,575	51,571,981

See Notes to Condensed Financial Statements

COCONUT PALM ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

		April 29, 2005
	Three months	(Date of
	ended,	Inception)
	March 31, 2006	to March 31, 2006
Cash flows from operating activities:

Net income	$310,722	$645,914

Increase (decrease) in cash attributable to changes in:
Prepaid expenses	(79,123)	(94,122)
Accounts payable	216	29,487
Accrued expenses	(22,934)	23,372
Intangible tax payable	30,807	30,807
Income tax payable	(2,533)	23,223

Net cash provided by operating activities	237,155	658,681

Cash flows from investing activities:
Principal deposited into Trust Fund	—	(62,620,000)
Increase in investments in a fund	(446,581)	(947,165)

Net cash used in investing activities	(446,581)	(63,567,165)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	—	63,633,044
Proceeds from notes payable to founding stockholders	—	75,000
Repayment of notes payable to founding stockholders	—	(75,000)
Proceeds from issuance of underwriters’ purchase option	—	100

Net cash provided by financing activities	—	63,633,144

Net (decrease) increase in cash and cash equivalents	(209,426)	724,660

Cash and cash equivalents — beginning of period	934,086	—

Cash and cash equivalents — end of period	$724,660	$724,660

Supplemental cash flow information:
Income taxes paid	$42,500	$42,500

Supplemental non-cash activity:
Accretion of Trust Fund income relating to common stock subject to possible conversion	$89,272	$189,338
See Notes to Condensed Financial Statements

COCONUT PALM ACQUISITION CORP.
NOTES TO UNAUDTED CONDENSED FINANCIAL STATEMENTS
     NOTE A — ORGANIZATION AND BUSINESS OPERATIONS;
     Coconut Palm Acquisition Corp. (the “Company”) was incorporated in Delaware on April 29, 2005. It was formed to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, asset acquisition and/or other similar transaction. The Company has neither engaged in any operations nor generated revenue, and is considered to be a development stage company, subject to the risks associated with activities of development stage companies. As such, the Company’s operating results relate to early stage organizational activities.
     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Coconut Palm Acquisition Corp and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with Coconut Palm Acquisition Corp’s audited financial statements for the year ended December 31,2005 included in Coconut Palm Acquisition Corp’s Form 10-K filed on March 31, 2006
     The registration statement for the Company’s initial public offering of Units (as described in Note C) (the “Offering”) was declared effective on September 8, 2005. The Company consummated the Offering on September 14, 2005 and received net proceeds of approximately $55.2 million. On September 19, 2005, the Company consummated the closing of the over-allotment option and the Company received additional net proceeds of approximately $8.4 million. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward acquiring an operating company (“Acquisition”). Furthermore, there is no assurance that the Company will be able to successfully effect an Acquisition. An amount of $63.6 million of the net proceeds of the Offering, including interest earned to date, is being held in a trust account (the “Trust Fund”) and invested in government securities until the earlier of (i) the consummation of its first Acquisition or (ii) the distribution of the Trust Fund as described below. The remaining net proceeds (not held in the Trust Fund) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
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
     With respect to an Acquisition which is approved and consummated, any Public Stockholders voting against such Acquisition may demand that the Company convert their shares into cash. The per share conversion price will equal the amount in the Trust Fund including all accrued interest, calculated as of two business days prior to the consummation of the proposed Acquisition, divided by the number of shares of common stock held by Public Stockholders. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of an Acquisition. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by the Founding Stockholder. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying balance sheets and 19.99% of the related interest earned on the trust fund has been recorded as interest attributable to common stock subject to possible conversion.
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
     Upon consummation of the Offering the Founding Stockholder placed the shares owned into an escrow account. These shares will not be transferable during the escrow period and will not be released from escrow until the earliest of three years following the date of the offering, liquidation, and the consummation of a liquidation, merger stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to the company consummating a business combination with a target business. During the escrow period, the Founding Stockholder will not be able to sell or transfer its securities (except to its limited partners, its limited partners’ spouses and children or trusts established for their benefit), but will retain all other rights as the Company’s stockholder, including, without limitation, the right to vote its shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If the Company is unable to effect a business combination and is forced to liquidate, the company’s Founding Stockholder will not receive any portion of the liquidation proceeds with respect to common stock owned by it prior to the date of this prospectus
     The initial capitalization from the Founding Stockholder of 2,500,000 issued and outstanding shares of common stock are entitled to registration rights. The Founding Stockholder is entitled to make up to two demands that the Company register these shares. The holder of these shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. In addition, such stockholder has certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
     NOTE B— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[1] Cash and cash equivalents: All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The company maintains cash balances in two accounts at the same bank. These accounts are insured by the Federal Deposit Insurance Corporation up to $100,000.
[2] Fair value of financial instruments: The carrying amounts of the Company’s financial assets, including cash and cash equivalents approximate fair value because of their short maturities.
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
[5] Income taxes: Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
[6] New Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (‘‘SFAS 123(R)’’), ‘‘Share Based Payment’’. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123(R) effective January 1, 2006. The adoption of SFAS No. 123(R) did not have an impact on its financial condition or results of operations. Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
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
     NOTE D — INCOME TAXES
     The current and deferred components of taxes on earnings from operations are comprised of the following:

Three Months
Ended March
31, 2006
Current tax provision
Federal	$—

State	$23,223

Total Current Tax Provision	$23,223

Deferred income tax provision (benefit)
Federal	$—
State	$—

Total Deferred Tax Provision	$—

Total provision for taxes	$23,223

     The sources of deferred tax assets as of March 31, 2006 and December 31, 2005 were as follows:

	March 31,	December 31,
	2006	2005

Total current deferred tax assets	$—	$—

Net operating losses	$19,825	$11,305
Startup Costs	79,230	43,471

Total non-current deferred tax assets	99,055	54,776
Valuation Allowance	$(99,055)	$(54,776)

Net deferred tax assets	$—	$—

     Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating $99,055 at March 31, 2006. The net operating loss of $56,643 can be carried forward to 2025. The amount of temporary differences relating to start up costs amounted to $195,630.
     NOTE E— NOTE PAYABLE TO FOUNDING STOCKHOLDER
     On May 10, 2005, the Company issued a $75,000 unsecured promissory note to Royal Palm Capital Management, LLLP, an entity affiliated with the Founding Stockholder (“Affiliate”). The note was non-interest bearing and payable from non-Trust Fund proceeds. The note was paid in full on October 18, 2005 from the net proceeds of the Offering.
     NOTE F —— INVESTMENTS HELD IN TRUST

     The company holds investments in a mutual fund which is principally invested in municipal government securities and is carried at market value. The earnings of the fund may not be taxable for federal income tax purposes. The investment is held in a Trust Fund as described in Note A.
     NOTE G — RELATED PARTY TRANSACTION
     The Company presently occupies office space provided by an Affiliate of the Founding Stockholder. The Affiliate has agreed that, until an Acquisition, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay the Affiliate $7,500 per month for such services commencing on September 8, 2005. $50,500 related to this agreement are included in operating costs.
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
     NOTE I— OFFICERS AND DIRECTORS
     The Company’s officers and directors agreed with the Representatives that within the first forty trading day period after the separate trading of Warrants has commenced, they or certain of their affiliates or designees collectively would purchase up to 2,000,000 Warrants in the public marketplace at prices not to exceed $0.70 per Warrant. They have further agreed that any Warrants purchased by them or its affiliates or designees will not be sold or transferred until the completion of an Acquisition. As of March 31, 2006, and December 31, 2005 they had purchased all 2,000,000 warrants.
     NOTE J — SUBSEQUENT EVENTS
     On April 7, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Equity Broadcasting Corporation, an Arkansas corporation (“EBC”), and certain shareholders of EBC, pursuant to which EBC will merge with and into the Company with the Company remaining as the surviving corporation (the “Merger”). At the effective time of the Merger the outstanding capital stock of EBC shall be canceled and converted into shares of Common Stock, Class A Convertible Non-Voting Preferred Stock and $40,000,000 (satisfied by the payment of $25,000,000 in cash and the transfer of two TV stations to Univision Communications, Inc.), all paid to the various classes of holders of capital stock as set forth in the Merger Agreement. Outstanding stock options to purchase EBC Class A Common Stock shall be converted at the effective time of the Merger to options to purchase the Company Common Stock at fair market value, subject to certain adjustments to the exercise price in the event the fair market value of the Company Common Stock exceeds $7.50 per share, as provided in the Merger Agreement.
     Certain shareholders of EBC, representing approximately 39% of the EBC Class A Common Stock, 100% of the EBC Class B Common Stock, and 100% of the EBC Class A Preferred Stock, entered into a Voting Agreement and Proxy with the Company wherein such shareholders of EBC have agreed to vote their shares in favor of the Merger.
     The Company’s due diligence on EBC must conclude four weeks from the date of the Merger Agreement. The obligations of the parties to consummate the Merger are subject to certain closing conditions including, among others, EBC shareholder approval, the Company stockholder approval, government approvals (including without limitation those approvals relating to antitrust, FCC licenses and the effectiveness of a registration statement filed with the SEC) and the execution and closing by Univision of the Asset Purchase Agreement providing for the sale to Univision of two EBC TV stations.

     The Merger Agreement and Voting Agreement and Proxy are attached as exhibits to the Form 8-K filed by the Company with the SEC on April 7, 2006.
     The Company has engaged Morgan Joseph & Co. Inc., (“Morgan Joseph”) as its financial advisor in connection with the Merger. Mogan Joseph will issue a fairness opinion and provide additional services related to the Merger.

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
For the period from January 1, 2006 through March 31, 2006
     The net income of $310,722 for the three months ended March 31, 2006 consisted primarily of $41,824 of professional fees, $30,807 of Florida intangible tax expense, $22,500 for office rent, $18,492 for directors and officers liability insurance, $5,479 of other expense, and $23,223 provision for taxes; offset by interest income on the trust fund investments, including interest allocable to shares subject to possible conversion, in the amount of $446,582 and interest on cash and cash equivalents of $6,465.
     Of the net proceeds of our initial public offering, $62,620,000 was placed in a trust fund, with the remaining net proceeds of approximately $988,044 available to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of March 31, 2006 the balance held in the trust was $63,567,165, representing the original principal plus interest of $947,165. We will use substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At March 31, 2006, we had cash outside of the trust fund of $724,660, prepaid expenses of $94,122 and total current liabilities of $106,889, leaving us with working capital of $711,893, excluding investments held in trust and interest attributable to common stock, subject to possible conversion.
     As set forth in Note J to the Company’s Condensed Financial Statements, the Company has entered into an Agreement and Plan of Merger, dated as of April 7, 2006, with Equity Broadcasting Corporation, an Arkansas corporation (“EBC”) and certain of EBC’s shareholders. The consummation of the merger with EBC is subject to due diligence and closing conditions.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of he trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the Trust Fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business; we have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in trust have been invested money market funds that invest primarily in short-term securities issued or guaranteed by the United States, we believe the exposure to interest rate fluctuations is limited, and therefore we do not believe we have a significant market risk related to interest rates.
ITEM 4. CONTROLS AND PROCEDURES
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

PART II–OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There has been no material change in our risk factors in the fiscal quarter ended March 31, 2006 from those previously disclosed in our Form 10-K for the fiscal year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

COCONUT PALM ACQUISITION CORP.
Date: May 15, 2006	By:	/s/ Richard C. Rochon
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: May 15, 2006	By:	/s/ Robert C. Farenhem
Vice President and Secretary
(principal financial and accounting officer)

Exhibit Index
31.1	Certification of Chief Executive Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002