Form 10-Q
period 2006-06-30
Coconut Palm Acquisition Corp.
filed 2006-08-18
CIK 1327012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 0-51418

Coconut Palm Acquisition Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-2763411 (I.R.S. Employer Identification No.)

595 South Federal Highway, Suite 500 Boca Raton, Florida (Address of Principal Executive Offices)	33432 (Zip Code)
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
Yes ☒ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒           No ☐
     As of August 10, 2006, 14,000,000 shares of common stock, $0.0001 par value per share, were outstanding.

COCONUT PALM ACQUISITION CORP.
INDEX

Page
Part I—Financial Information
Item 1. Financial Statements
Condensed Balance Sheets — As of June 30, 2006 (unaudited) and As of December 31, 2005	3
Condensed Statements of Operations (unaudited) — Three Months Ended June 30, 2006, From April 29, 2005 (date of inception) to June 30, 2005, Six Months Ended June 30, 2006, and From April 29, 2005 (date of inception) to June 30, 2006	4
Condensed Statements of Stockholders Equity — From April 29, 2005 (date of inception) to June 30, 2006 (unaudited)	5
Condensed Statements of Cash Flows (unaudited) — Six Months Ended June 30, 2006, From April 29, 2005 (date of inception) to June 30, 2005, and From April 29, 2005 (date of inception) to June 30, 2006	6
Notes to Condensed Unaudited Financial Statements	7 — 12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 — 15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16

Part II—Other Information
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 5. Other Information	17
Item 6. Exhibits	18
Signatures	18
Exhibit Index	19
Certifications
EX-4.6 Warrant Clarification Agreement
EX-10.16 First Amendment to Agreement & Plan of Merger
EX-10.17 Engagement Letter, dated March 3, 2006
EX-10.18 Supplement to Engagement Letter
EX-10.19 Engagement Letter, dated June 5, 2006
EX-10.20 Consulting Agreement
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COCONUT PALM ACQUISITION CORP.
(a development stage company)
CONDENSED BALANCE SHEETS

	June 30, 2006
	(Unaudited)	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$504,552	$934,086
Prepaid expenses	68,108	14,999

Total current assets	572,660	949,085

Other assets:
Investments held in Trust Fund	64,094,073	63,120,584
Deferred acquisition costs	1,200,242	—

Total other assets	65,294,315	63,120,584

Total assets	$65,866,975	$64,069,669

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$502,341	$29,271
Accrued expenses	705,450	46,306
Accrued Delaware franchise fee	14,386	—
Income taxes payable	50,749	25,756

Total current liabilities	1,272,926	101,333

COMMITMENTS AND CONTINGENCIES (Note H)	—	—

Common stock subject to possible conversion — 2,298,850 shares	12,517,738	12,517,738
Interest attributable to common stock, subject to possible conversion	294,667	100,067

STOCKHOLDERS’ EQUITY

Preferred stock — $.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock — $.0001 par value; 50,000,000 shares authorized; 14,000,000 issued and outstanding (which includes 2,298,850 shares subject to possible conversion)	1,400	1,400
Additional paid-in-capital	51,114,006	51,114,006
Retained earnings accumulated during the development stage	666,238	235,125

Total stockholders’ equity	51,781,644	51,350,531

Total liabilities and stockholders’ equity	$65,866,975	$64,069,669

See Notes to Condensed Financial Statements

COCONUT PALM ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

		April 29, 2005		April 29, 2005
		(Date of		(Date of
	Three months	Inception)	Six months	Inception)
	ended	to June 30	ended	to June 30,
	June 30, 2006	2005	June 30, 2006	2006

Operating costs	$(187,289)	$(76)	$(306,391)	$(453,313)

Other income:
Bank interest	4,711	—	11,176	18,462
Interest on investments held in Trust Fund	526,907	—	973,489	1,474,073

Total other income	531,618	—	984,665	1,492,535

Income (loss) before provision for income taxes	344,329	(76)	678,274	1,039,222

Provision for income taxes — current	(29,338)	—	(52,561)	(78,317)

Net income (loss)	$314,991	$(76)	$625,713	$960,905

Interest income attributable to common stock subject to possible conversion	(105,328)	—	(194,600)	(294,667)

Net income (loss) allocable to common stockholders not subject to possible conversion	$209,663	$(76)	$431,113	$666,238

Weighted average number of shares outstanding:
Basic	14,000,000	2,500,000	14,000,000
Diluted	15,959,138	2,500,000	15,909,966

Net income (loss) per share:
Basic	$0.02	$(0.00)	$0.04
Diluted	$0.02	$(0.00)	$0.04

Weighted average number of shares outstanding exclusive of shares subject to possible conversion:
Basic	11,701,150	2,500,000	11,701,150
Diluted	13,660,288	2,500,000	13,611,116

Net income (loss) per share not subject to possible conversion:
Basic	$0.02	$(0.00)	$0.04
Diluted	$0.02	$(0.00)	$0.03

See Notes to Condensed Financial Statements

COCONUT PALM ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ DEFICIT

			Paid-in	Deficit
	Common Stock		Capital	Accumulated
			In	During the
			Excess of	Development
	Shares	Amount	Par	Stage	Total
Balance — April 29, 2005 (date of inception)
Initial capitalization from founding stockholder	2,500,000	$250	$24,750	$—	$25,000

Sale of 11,500,000 units net of underwriters’ discount and offering expenses (includes 2,298,850 shares subject to possible conversion)	11,500,000	1,150	63,606,894		63,608,044

Proceeds subject to possible conversion of 2,298,850 shares			(12,517,738)		(12,517,738)

Accretion of trust fund income relating to common stock subject to possible conversion				(100,067)	(100,067)

Proceeds from issuance of option			100		100

Net income for the period				335,192	335,192

Balance at December 31, 2005	14,000,000	$1,400	$51,114,006	$235,125	$51,350,531

Accretion of trust fund income relating to common stock subject to possible conversion				(194,600)	(194,600)
Net income for the period				625,713	625,713

Balance at June 30, 2006 (Unaudited)	14,000,000	$1,400	$51,114,006	$666,238	$51,781,644

See Notes to Condensed Financial Statements

COCONUT PALM ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		April 29, 2005	April 29, 2005
		Date of	Date of
	Six months ended	Inception)	Inception)
	June 30, 2006	to June 30, 2005	to June 30, 2006
Cash flows from operating activities:

Net income (loss)	$625,713	$(76)	$960,905

Increase (decrease) in cash attributable to changes in:
Prepaid expenses	(53,109)	—	(68,108)
Accounts payable	473,070	—	502,341
Accrued expenses	659,144	60,000	705,450
Accrued Delaware franchise fee	14,386	—	14,386
Income tax payable	24,993	—	50,749

Net cash provided by operating activities	1,744,197	59,924	2,165,723

Cash flows from investing activities:
Principal deposited into Trust Fund	—	—	(62,620,000)
Increase in investments in Trust Fund	(973,489)	—	(1,474,073)
Deferred acquisition costs	(1,200,242)	—	(1,200,242)

Net cash used in investing activities	(2,173,731)	—	(65,294,315)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	—	—	63,633,044
Proceeds from notes payable to founding stockholders	—	—	75,000
Repayment of notes payable to founding stockholders	—	—	(75,000)
Proceeds from issuance of underwriters’ purchase option	—	—	100

Net cash provided by financing activities	—	—	63,633,144

Net (decrease) increase in cash and cash equivalents	(429,534)	59,924	504,552

Cash and cash equivalents — beginning of period	934,086	—	—

Cash and cash equivalents — end of period	$504,552	$59,924	$504,552

Supplemental cash flow information:
Income taxes paid	$42,869	$—	$42,869

Supplemental non-cash activity:
Accretion of Trust Fund income relating to common stock subject to possible conversion	$194,600	$—	$294,667
See Notes to Condensed Financial Statements

COCONUT PALM ACQUISITION CORP.
NOTES TO CONDENSED UNAUDTED FINANCIAL STATEMENTS
     Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instruction to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accrual) considered necessary for a fair presentation have been included. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for full year.
     These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2005 included in Coconut Palm Acquisition Corp.’s Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 31, 2006. Subject to the foregoing, the accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in the December 31, 2005 financial statements.
     As of June 30, 2006, the current liabilities of $1,272,926 of Coconut Palm Acquisition Corp. (the “Company”) exceed its current assets of $572,660, creating a working capital deficit of $700,266. The Founding Stockholder has agreed with the Company and the underwriters to be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company in excess of the net proceeds of the offering not held in the trust account (the “Trust Fund”). Management believes these factors will contribute towards eliminating the working capital deficit. The Company can not guarantee that the Founding Stockholder would be able to satisfy these obligations. If the Founding Stockholder is unable to meet these obligations the Company may be forced to liquidate. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
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
     NOTE A — ORGANIZATION AND BUSINESS OPERATIONS
     Coconut Palm Acquisition Corp. was incorporated in Delaware on April 29, 2005. It was formed to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, asset acquisition and/or other similar transaction. The Company has neither engaged in any operations nor generated revenue, and is considered to be a development stage company, subject to the risks associated with activities of development stage companies. As such, the Company’s operating results relate to early stage organizational activities.
     The registration statement for the Company’s initial public offering of Units (as described in Note C) (the “Offering”) was declared effective on September 8, 2005. The Company consummated the Offering on September 14, 2005 and received net proceeds of approximately $55.2 million. On September 19, 2005, the Company consummated the closing of the over-allotment option and the Company received additional net proceeds of approximately $8.4 million. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward acquiring an operating company (“Acquisition”). Furthermore, there is no assurance that the Company will be able to successfully effect an Acquisition. An amount of $64.1 million of the net proceeds of the Offering, including interest earned to date, is being held in a trust account and invested in government securities until the earlier of (i) the consummation of its first Acquisition or (ii) the distribution of the Trust Fund as described below. The remaining net proceeds (not held in the Trust Fund) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

     The Company, after signing a definitive agreement for an Acquisition, will submit such transaction for stockholder approval. In the event that holders of 20% or more of the shares of the Company’s common stock issued as part of the Units in the Offering vote against the Acquisition and exercise their conversion rights described below, the Acquisition will not be consummated.
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
     Upon consummation of the Offering the Founding Stockholder placed the shares owned into an escrow account. These shares will not be transferable during the escrow period and will not be released from escrow until the earliest of three years following the date of the offering, liquidation, and the consummation of a liquidation, merger stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to the Company consummating a business combination with a target business. During the escrow period, the Founding Stockholder will not be able to sell or transfer its securities (except to its limited partners, its limited partners’ spouses and children or trusts established for their benefit), but will retain all other rights as the Company’s stockholder, including, without limitation, the right to vote its shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If the Company is unable to effect a business combination and is forced to liquidate, the Company’s Founding Stockholder will not receive any portion of the liquidation proceeds with respect to common stock owned by it prior to the date of this prospectus.
     The 2,500,000 shares of common stock issued to Founding Stockholder are entitled to registration rights. The Founding Stockholder is entitled to make up to two demands that the Company register these shares. The holder of these shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. In addition, such stockholder has certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
     NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[1] Cash and cash equivalents: All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company maintains cash balances in two accounts at the same bank. These accounts are insured by the Federal Deposit Insurance Corporation up to $100,000.
[2] Fair value of financial instruments: The carrying amounts of the Company’s financial assets, including cash and cash equivalents, and investment held in trust fund approximate fair value because of their short maturities.
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
[6] New Accounting Pronouncement: The Financial Accounting Standards Board (“FASB”) has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on its results of operations and financial position. The cumulative effect of applying the provisions of FIN 48 if any, will be reported as an adjustment to the opening balance of retained earnings accumulated during the development stage on January 1, 2007.
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
     Under the terms of the warrant agreement, the Company has agreed to use its best efforts to register these warrants and maintain such registration. In order to clarify the Company’s intent with respect to the effect of a lack of a current registration statement on the Company’s warrants issued under the Warrant Agreement, dated as of September 8, 2005, between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent (the “Warrant Agreement”), the Company and the Warrant Agent entered into a Warrant Clarification Agreement, dated as of August 17, 2006, amending the Warrant Agreement to provide that in no event will the registered holder of a warrant be entitled to receive a net cash settlement or other consideration in lieu of physical settlement in shares of Common Stock of the Company if the Common Stock underlying the warrants is not covered by an effective registration statement. A copy of the Warrant Clarification Agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 4.6.

     NOTE D — INCOME TAXES
     The current and deferred components of taxes on income from operations are comprised of the following:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2006	2006
Current tax provision
Federal	$—	$—
State	$ (29,338)	$ (52,561)

Total current tax provision	$ (29,338)	$(52,561)

Deferred income tax provision (benefit)
Federal	$—	$—
State	$—	$—
Total deferred tax provision	$—	$—

Total provision for taxes	$(29,338)	$(52,561)

     The sources of deferred tax assets as of June 30, 2006 and December 31, 2005 were as follows:

	June 30,	December 31,
	2006	2005
Total current deferred tax assets	$—	$—

Net operating losses	$28,872	$11,305
Startup costs	142,468	43,471

Total non-current deferred tax assets	171,340	54,776
Valuation allowance	$(171,340)	$(54,776)

Net deferred tax assets	$—	$—

     Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating $171,340 at June 30, 2006. The net operating loss of $82,492 can be carried forward to 2025. The amount of temporary differences relating to start up costs amounted to $351,772. Realization of these tax benefits is dependent on acquiring an operating company and the ability to use the net operating loss to offset operating income. Management believes such realization is uncertain, hence the Company has recorded a full valuation allowance both at June 30, 2006 and December 31, 2005.
     NOTE E — NOTE PAYABLE TO FOUNDING STOCKHOLDER
     On May 10, 2005, the Company issued a $75,000 unsecured promissory note to Royal Palm Capital Management, LLLP, an entity affiliated with the Founding Stockholder (“Affiliate”). The note was non-interest bearing and payable from non-Trust Fund proceeds. The note was paid in full on October 18, 2005 from the net proceeds of the Offering.
     NOTE F — INVESTMENTS HELD IN TRUST
     The Company holds investments in a mutual fund which is principally invested in municipal government securities and is carried at market value. The earnings of the fund as currently invested are not taxable for federal income tax purposes. The investment is held in a Trust Fund as described in Note A.

     NOTE G — RELATED PARTY TRANSACTION
     The Company presently occupies office space provided by an Affiliate of the Founding Stockholder. The Affiliate has agreed that, until an Acquisition, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay the Affiliate $7,500 per month for such services commencing on September 8, 2005. From April 29, 2005 (date of inception) through June 30, 2006, $73,000 related to this agreement is included in operating costs.
     NOTE H — COMMITMENTS AND OTHER MATTERS
     The Company sold to the Representatives an option, for $100, to purchase up to a total of 1,000,000 units at $7.50 per Unit. The Company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in an increase and a charge directly to stockholders’ equity. The option has been valued at the date of issuance at $780,000 based upon a Black-Scholes model, using an expected life of five years, volatility of 15.90% and a risk-free interest rate of 3.980%. The volatility calculation is based on the 180-day volatility of the Russell 2000 Index. Although an expected life of five years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate an Acquisition within the prescribed time period and liquidates, the option would become worthless. The option may be exercised for cash, or on a “cashless” basis, at the holder’s option, such that the holder may receive a net amount of shares equal to the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants, and the market price of the underlying securities). The Units issuable upon exercise of this option are identical to the Units in the Offering except that the Warrants included in the option have an exercise price of $6.00. Although the purchase option and its underlying securities have been registered under the Offering, the option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the date of the Offering with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.
     NOTE I — OFFICERS AND DIRECTORS
     The Company’s officers and directors agreed with the Representatives that within the first forty trading day period after the separate trading of Warrants has commenced, they or certain of their affiliates or designees collectively would purchase up to 2,000,000 Warrants in the public marketplace at prices not to exceed $0.70 per Warrant. They have further agreed that any Warrants purchased by them or its affiliates or designees will not be sold or transferred until the completion of an Acquisition. As of June 30, 2006, and December 31, 2005 they had purchased all 2,000,000 warrants.
     NOTE J — PENDING MERGER
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
     On May 12, 2006, the Company completed its due diligence review of EBC in connection with the Merger Agreement and informed EBC that is was proceeding with the Merger pursuant to the terms of the Merger Agreement. The Company engaged Ernst & Young Transaction Advisory Services in completing its due diligence review.
     On June 15, 2006, the Company was informed by EBC that EBC shareholders had approved the Merger. The Company was also informed that EBC and each member of the EBC board of directors had been named in a lawsuit filed by an EBC shareholder in the circuit court of Pulaski County, Arkansas on June 14, 2006. The lawsuit was filed as a class action, meaning that the plaintiff, Mr. Max Bobbitt, seeks to represent all shareholders in the class, provided the class is certified by the court. The complaint makes various allegations against EBC and the board of EBC with respect to the Merger and other matters. In addition to requesting unspecified compensatory damages, the plaintiff also requested injunctive relief to enjoin the EBC annual shareholder meeting and the vote. An injunction hearing was not held before the EBC annual meeting regarding the Merger so the meeting and shareholder vote proceeded as planned and the EBC shareholders approved the Merger. On August 9, 2006, EBC’s motion to dismiss the lawsuit was denied. According to EBC, EBC views the lawsuit as baseless and they will continue to vigorously defend the matter. The Company and EBC are proceeding with the Merger in accordance with the terms of the Merger Agreement.

     The obligations of the parties to consummate the Merger are subject to certain closing conditions including, among others, the Company stockholder approval, government approvals (including without limitation those approvals relating to antitrust, FCC licenses and the effectiveness of a registration statement filed with the SEC) and the execution and closing by Univision of the Asset Purchase Agreement providing for the sale to Univision of two EBC TV stations. The Company is continuing with the preparation of its proxy statement in connection with the Merger among other filings relating to the Merger.
     The Merger Agreement and Voting Agreement are attached as exhibits to the Form 8-K filed by the Company with the SEC on April 13, 2006.
     NOTE K — CONTINGENT LIABILITIES
     On March 3, 2006, the Company engaged Morgan Joseph & Co. Inc. (“Morgan Joseph”) to render financial advisory and investment banking services to the Company in connection with its possible acquisition of an initial platform company. In consideration for Morgan Joseph providing various financial advisory and investment banking services the Company agreed to pay Morgan Joseph a fee, in cash, at the closing of the acquisition of an initial platform company equal to $1.0 million. In addition, the Company, agreed to pay to Morgan Joseph, on a monthly basis, out-of-pocket expenses (including legal fees and disbursements) in connection with the engagement without regards to whether an acquisition is consummated. On April 10, 2006, the Company entered into a supplement to the engagement letter dated March 3, 2006, whereby Morgan Joseph was engaged as the exclusive financial advisor in connection with the possible acquisition of EBC. In consideration for these financial advisory and investment banking services, Morgan Joseph is to be paid an additional fee at closing of the EBC transaction of $250,000.
     On June 5, 2006, the Company engaged Jones-Sagansky Broadcast Group, LLC (“JSBG”) to provide media advisory services in regard to the contemplated acquisition by the Company of Equity Broadcasting Corporation. The agreement provides for 60 days of media advisory and due diligence related services in regard to the acquisition and consultation with the Company’s management on an as needed basis for such purposes. In consideration for JSBG’s services, the Company paid JSBG $100,000. Additionally, the Company agreed to pay JSBG a success fee of $150,000 upon the closing of the Company’s acquisition of Equity Broadcasting Corporation.
     NOTE L — DEFERRED ACQUISTION COSTS
     As of June 30, 2006, the Company has accumulated $1,200,242 in deferred costs related to the proposed acquisition of Equity Broadcasting Corporation. These costs will be capitalized contingent upon the completion of the Acquisition following the required approval by the Company’s stockholders and the fulfillment of certain other conditions. If the Acquisition is not completed these costs will be recorded as expense. Deferred acquisition costs are comprised of $505,871 to Morgan Joseph for financial advisory and investment banking services, $204,450 to Ernst & Young for due diligence services, $374,349 to Akerman Senterfitt for legal services, $100,000 to JSBG for consulting services, and $15,572 for other costs.

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
     Since closing our initial public offering on September 14, 2005, we have been actively engaged in identifying an appropriate business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss with them our Company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process, and the timeline under which we are operating before the proceeds of the offering are returned to investors. We would gauge the environment for target companies to be highly competitive. While we have executed an Agreement and Plan of Merger with a possible merger partner as described below, there are still closing conditions to be satisfied and therefore there can be no assurance that we will ultimately find and close a suitable business combination in the time allotted for us to close a transaction with a business combination candidate.
Developments in Finding Suitable Business Combination Partner
     As reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Equity Broadcasting Corporation, an Arkansas corporation (“EBC”), and certain shareholders of EBC, pursuant to which EBC will merge with and into the Company with the Company remaining as the surviving corporation (the “Merger”). Following completion of the Merger, it is anticipated that the Company will change its name to more properly reflect its status as a diversified media company. EBC is headquartered in Little Rock, Arkansas and is a leading operator of television stations serving Spanish-language markets in the U.S. As of April 13, 2006, EBC’s broadcasts reached approximately 15.1 million households, nearly 14% of all U.S. households. The Merger Agreement was amended as of May 5, 2006 primarily to provide for the extension of the due diligence review period for an additional one week beyond the initial four week period. A copy of the First Amendment to the Agreement and Plan of Merger among the Company, EBC and certain shareholders of EBC is attached to this Quarterly Report on Form 10-Q as Exhibit 10.16. On May 12, 2006, the Company completed its due diligence review of EBC in connection with the Merger Agreement and informed EBC that is was proceeding with the Merger pursuant to the terms of the Merger Agreement. The Company engaged Ernst & Young Transaction Advisory Services in completing its due diligence review.
     On June 15, 2006, the Company was informed by EBC that EBC shareholders had approved the Merger. The Company was also informed that EBC and each member of the EBC board of directors had been named in a lawsuit filed by an EBC shareholder in the circuit court of Pulaski County, Arkansas on June 14, 2006. The lawsuit was filed as a class action, meaning that the plaintiff, Mr. Max Bobbitt, seeks to represent all shareholders in the class, provided the class is certified by the court. The complaint makes various allegations against EBC and the board of EBC with respect to the Merger and other matters. In addition to requesting unspecified compensatory damages, the plaintiff also requested injunctive relief to enjoin the EBC annual shareholder meeting and the vote. An injunction hearing was not held before the EBC annual meeting regarding the Merger so the meeting and shareholder vote proceeded as planned and the EBC shareholders approved the Merger. On August 9, 2006, EBC’s motion to dismiss the lawsuit was denied. According to EBC, EBC views the lawsuit as baseless and they will continue to vigorously defend the matter. The Company and EBC are proceeding with the Merger in accordance with the terms of the Merger Agreement.
     The obligations of the parties to consummate the Merger are subject to certain closing conditions including, among others, the Company stockholder approval, government approvals (including without limitation those approvals relating to antitrust, FCC licenses and the effectiveness of a registration statement filed with the SEC) and the execution and closing by Univision of the Asset Purchase Agreement providing for the sale to Univision of two EBC TV stations. The Company is continuing with the preparation of its proxy statement in connection with the Merger among other filings relating to the Merger.
     The Merger Agreement and the form of Voting Agreement and Proxy executed by certain stockholders of EBC are attached as exhibits to the Form 8-K filed by the Company with the SEC on April 13, 2006.

Results of Operations for the period from April 1, 2006 through June 30, 2006
     For the three months ended June 30, 2006 operating costs of $187,289 consisted primarily of $114,598 of professional fees, $30,273 for state filing fees, $22,500 for office rent, $18,699 for directors and officers liability insurance, $1,219 of other expense, and $29,338 provision for taxes; interest income on the trust fund investments, including interest allocable to shares subject to possible conversion, in the amount of $526,907 and interest on cash and cash equivalents of $4,711. This resulted in net income for the three months ended June 30, 2006 of $314,991.
Results of Operations for the period from January 1, 2006 through June 30, 2006
     For the six months ended June 30, 2006 operating costs of $306,391 consisted primarily of $157,831 of professional fees, $30,560 for state filing fees, $45,000 for office rent, $37,191 for directors and officers liability insurance, $5,002 of other expense, $30,807 for Florida intangible tax and $52,561 provision for taxes; interest income on the trust fund investments, including interest allocable to shares subject to possible conversion, in the amount of $973,489 and interest on cash and cash equivalents of $11,176. This resulted in net income for the six months ended June 30, 2006 of $625,713.
Liquidity and Capital Resources
     Of the net proceeds of our initial public offering consummated on September 14, 2005, $62,620,000 was placed in a trust fund, with the remaining net proceeds of approximately $988,044 available to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of June 30, 2006 the balance held in the trust was $64,094,073, representing the original principal plus interest of $1,474,073. We will use substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At June 30, 2006, we had cash outside of the trust fund of $504,552, prepaid expenses of $68,108, deferred acquisition costs of $1,200,242 and total current liabilities of $1,272,926, leaving us with working capital deficiency of $700,266, excluding investments held in trust and interest attributable to common stock, subject to possible conversion.
     As of June 30, 2006, the Company has accumulated $1,200,242 in deferred costs related to the proposed acquisition of Equity Broadcasting Corporation. These costs will be capitalized contingent upon the completion of the Acquisition following the required approval by the Company’s stockholders and the fulfillment of certain other conditions. If the Acquisition is not completed these costs will be recorded as expense.
     The Founding Stockholder has agreed with the Company and the underwriters to be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company in excess of the net proceeds of the offering not held in the trust account. The Company can not guarantee that the Founding Stockholder would be able to satisfy these obligations. If the Founding Stockholder is unable to meet these obligations the Company may be forced to liquidate. These factors raise substantial doubt about the Company’s ability to continue as a going concern.
     On August 17, 2006 the Company and Continental Stock Transfer and Trust Company, as the Warrant Agent, entered into a Warrant Clarification Agreement, dated as of August 17, 2006, clarifying an accounting issue relating to derivative financial instruments. See Part II, Item 5 for additional discussion of this matter.
     Also attached to this Quarterly Report on Form 10-Q as Exhibits 10.17 — 10.20 are agreements between the Company and Morgan Joseph & Co. Inc. and Jones Sagansky Broadcast Group, LLC, respectively, relating to acquisition related services such entities are providing to the Company.
Off-Balance Sheet Arrangements
     We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

PART II—OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There has been no material change in our risk factors in the fiscal quarter ended June 30, 2006 from those previously disclosed in our Form 10-K for the fiscal year ended December 31, 2005.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On September 14, 2005, we consummated our initial public offering of 10,000,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On September 19, 2005, we closed on an additional 1,500,000 units that were subject to the underwriters’ over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $69,000,000. Morgan Joseph & Co. Inc. and EarlyBirdCapital, Inc. acted as lead underwriters. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-125105). The Securities and Exchange Commission declared the registration statement effective on September 8, 2005.
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
     For a description of the use of proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.
ITEM 5. OTHER INFORMATION
     On August 15, 2006 the Company filed a Form 12b-25 extending the filing date of this Quarterly Report on Form 10-Q in order to evaluate its financial statement treatment with respect to the accounting for derivative financial instruments pursuant to FASB’s Emerging Issues Task Force Issue No. 00-19. In order to clarify the Company’s intent with respect to the effect of a lack of a current registration statement on the Company’s warrants issued under the Warrant Agreement, dated as of September 8, 2005, between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent (the “Warrant Agreement”), the Company and the Warrant Agent entered into a Warrant Clarification Agreement, dated as of August 17, 2006, amending the Warrant Agreement to provide that in no event will the registered holder of a warrant be entitled to receive a net cash settlement or other consideration in lieu of physical settlement in shares of Common Stock of the Company if the Common Stock underlying the warrants is not covered by an effective registration statement. A copy of the Warrant Clarification Agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 4.6. The Company believes that the Warrant Clarification Agreement clarified the need to account for a net cash settlement as an asset or liability on the Company’s financial statements, however, no assurance can be given that the SEC will not require a different accounting treatment for the outstanding warrants which could adversely effect the Company’s results of operations.

ITEM 6. EXHIBITS
Exhibits

4.6	Warrant Clarification Agreement, dated August 17, 2006, between Coconut Palm Acquisition Corp. and Continental Stock Transfer & Trust Company

10.16	First Amendment to Agreement and Plan of Merger, dated May 5, 2006, between Coconut Palm Acquisition Corp., Equity Broadcasting Corporation and Major EBC Shareholders

10.17	Engagement Letter, dated March 3, 2006, between Morgan Joseph & Co. Inc. and Coconut Palm Acquisition Corp.

10.18	Supplement to the Engagement Letter, dated April 10, 2006, between Morgan Joseph & Co. Inc. and Coconut Palm Acquisition Corp.

10.19	Engagement Letter, dated May 15, 2006, between Morgan Joseph & Co. Inc. and Coconut Palm Acquisition Corp.

10.20	Consulting Agreement, dated June 5, 2006, between Coconut Palm Acquisition Corp. and Jones-Sagansky Broadcast Group, LLC

31.1	Certification of Chief Executive Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCONUT PALM ACQUISITION CORP.
Date: August 18, 2006	By:	/s/ Richard C. Rochon
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: August 18, 2006	By:	/s/ Robert C. Farenhem
Vice President and Secretary
(principal financial and accounting officer)

Exhibit Index

4.6	Warrant Clarification Agreement, dated August 17, 2006, between Coconut Palm Acquisition Corp. and Continental Stock Transfer & Trust Company

10.16	First Amendment to Agreement and Plan of Merger, dated May 5, 2006, between Coconut Palm Acquisition Corp., Equity Broadcasting Corporation and Major EBC Shareholders

10.17	Engagement Letter, dated March 3, 2006, between Morgan Joseph & Co. Inc. and Coconut Palm Acquisition Corp.

10.18	Supplement to the Engagement Letter, dated April 10, 2006, between Morgan Joseph & Co. Inc. and Coconut Palm Acquisition Corp.

10.19	Engagement Letter, dated May 15, 2006, between Morgan Joseph & Co. Inc. and Coconut Palm Acquisition Corp.

10.20	Consulting Agreement, dated June 5, 2006, between Coconut Palm Acquisition Corp. and Jones-Sagansky Broadcast Group, LLC

31.1	Certification of Chief Executive Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002