Form 10-Q
period 2006-09-30
Coconut Palm Acquisition Corp.
filed 2006-11-13
CIK 1327012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending September 30, 2006
OR

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
Yes☒     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒          No ☐
     As of November 13, 2006, 14,000,000 shares of common stock, $0.0001 par value per share, were outstanding.

COCONUT PALM ACQUISITION CORP.
INDEX

Page
Part I—Financial Information

Item 1. Financial Statements

Condensed Balance Sheets — As of September 30, 2006 (unaudited) and As of December 31, 2005	3

Condensed Statements of Operations (unaudited) — Three Months Ended September 30, 2006, Three Months Ended September 30, 2005, Nine Months Ended September 30, 2006, From April 29, 2005 (date of inception) to September 30, 2005 and From April 29, 2005 (date of inception) to September 30, 2006	4

Condensed Statement of Changes in Common Stockholders’ Equity — From April 29, 2005 (date of inception) through December 31, 2005 and (unaudited) for the nine months ended September 30, 2006	5

Condensed Statements of Cash Flows (unaudited) — Nine Months Ended September 30, 2006, From April 29, 2005 (date of inception) to September 30, 2005, and From April 29, 2005 (date of inception) to September 30, 2006	6

Notes to Condensed Unaudited Financial Statements	7-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

Part II—Other Information

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 5. Other Information	19

Item 6. Exhibits	20

Signatures	20

Exhibit Index	21

Certifications
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COCONUT PALM ACQUISITION CORP.
(a development stage company)
CONDENSED BALANCE SHEETS

	September 30, 2006
	(unaudited)	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$319,606	$934,086
Prepaid expenses	54,228	14,999

Total current assets	373,834	949,085

Other assets:
Investments held in trust fund	64,630,034	63,120,584
Deferred acquisition costs	1,617,759	—

Total other assets	66,247,793	63,120,584

Total assets	$66,621,627	$64,069,669

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,105,652	$29,271
Accrued expenses	436,462	46,306
Accrued Delaware franchise fees	21,617	—
Income taxes payable	81,522	25,756

Total current liabilities	1,645,253	101,333

COMMITMENTS AND CONTINGENCIES (Note H)	—	—

Common stock subject to possible conversion - 2,298,850 shares	12,517,738	12,517,738
Interest attributable to common stock, subject to possible conversion	401,806	100,067

STOCKHOLDERS’ EQUITY

Preferred stock — $.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock — $.0001 par value; 50,000,000 shares authorized; 14,000,000 issued and outstanding (which includes 2,298,850 shares subject to possible conversion)	1,400	1,400
Additional paid-in-capital	51,114,006	51,114,006
Income accumulated during the development stage	941,424	235,125

Total stockholders’ equity	52,056,830	51,350,531

Total liabilities and stockholders’ equity	$66,621,627	$64,069,669

See Notes to Condensed Financial Statements

COCONUT PALM ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

				April 29, 2005	April 29, 2005
	Three months ended	Three months ended	Nine months ended	(Date of Inception)	(Date of Inception)
	September 30, 2006	September 30, 2005	September 30, 2006	to September 30, 2005	to September 30, 2006

Operating costs	$(127,119)	$(10,178)	$(433,510)	$(10,254)	$(580,433)

Other income:
Bank interest	3,131	—	14,307	—	21,594
Interest on investments held in Trust Fund	535,962	75,262	1,509,451	75,262	2,010,035

Total other income	539,093	75,262	1,523,758	75,262	2,031,629

Income before provision for income taxes	411,974	65,084	1,090,248	65,008	1,451,196

Provision for income taxes — current	(29,649)	(3,037)	(82,210)	(3,037)	(107,966)

Net income	$382,325	$62,047	$1,008,038	$61,971	$1,343,230

Interest income attributable to common stock subject to possible conversion	(107,139)	(15,045)	(301,739)	(15,045)	(401,806)

Net income allocable to common stockholders not subject to possible conversion	$275,186	$47,002	$706,299	$46,926	$941,424

Weighted average number of shares outstanding:
Basic	14,000,000	4,543,478	14,000,000	3,712,903

Diluted	15,582,831	4,752,867	15,803,173	3,837,186

Net income per share:
Basic	$0.03	$0.01	$0.07	$0.02

Diluted	$0.02	$0.01	$0.06	$0.02

Weighted average number of shares outstanding exclusive of shares subject to possible conversion:
Basic	11,701,150	4,134,987	11,701,150	3,470,444

Diluted	13,283,981	4,344,376	13,504,323	3,594,726

Net income per share not subject to possible conversion:
Basic	$0.02	$0.01	$0.06	$0.01

Diluted	$0.02	$0.01	$0.05	$0.01

See Notes to Condensed Financial Statements

COCONUT PALM ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY
For period from April 29, 2005 (Date of Inception) through September 30, 2006

				Income
	Common Stock		Paid-in Capital	Accumulated
			in	During the
	Shares	Amount	Excess of Par	Development Stage	Total
Balance — April 29, 2005 (date of inception)
Initial capitalization from founding stockholder	2,500,000	$250	$24,750	$—	$25,000

Sale of 11,500,000 units net of underwriters’ discount and offering expenses (includes 2,298,850 shares subject to possible conversion)	11,500,000	1,150	63,606,894		63,608,044

Proceeds subject to possible conversion of 2,298,850 shares			(12,517,738)		(12,517,738)

Accretion of trust fund relating to common stock subject to possible conversion				(100,067)	(100,067)

Proceeds from issuance of option			100		100

Net income for the period				335,192	335,192

Balance at December 31, 2005	14,000,000	$1,400	$51,114,006	$235,125	$51,350,531

Accretion of trust fund relating to common stock subject to possible conversion				(301,739)	(301,739)
Net income for the period				1,008,038	1,008,038

Balance at September 30, 2006 (unaudited)	14,000,000	$1,400	$51,114,006	$941,424	$52,056,830

See Notes to Condensed Financial Statements

COCONUT PALM ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		April 29, 2005	April 29, 2005
	Nine months ended	(Date of Inception)	(Date of Inception)
	September 30, 2006	to September 30, 2005	to September 30, 2006
Cash flows from operating activities:

Net income	$1,008,038	$61,971	$1,343,230

Increase (decrease) in cash attributable to changes in:
Prepaid expenses	(39,229)	(34,002)	(54,228)
Accounts payable	82,677	174,941	111,948
Accrued expenses	(36,705)	1,500	9,601
Accrued franchise fees	21,617	—	21,617
Income tax payable	55,766	3,037	81,522

Net cash provided by operating activities	1,092,164	207,447	1,513,690

Cash flows from investing activities:
Principal deposited into Trust Fund	—	(62,620,000)	(62,620,000)
Increase in investments in a fund	(1,509,450)	(75,262)	(2,010,034)
Deferred acquisition costs	(197,194)	—	(197,194)

Net cash used in investing activities	(1,706,644)	(62,695,262)	(64,827,228)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	—	63,633,044	63,633,044
Proceeds from notes payable to founding stockholders	—	75,000	75,000
Repayment of notes payable to founding stockholders	—	—	(75,000)
Proceeds from issuance of underwriters’ purchase option	—	100	100

Net cash provided by financing activities	—	63,708,144	63,633,144

Net (decrease) increase in cash and cash equivalents	(614,480)	1,220,329	319,606

Cash and cash equivalents — beginning of period	934,086	—	—

Cash and cash equivalents — end of period	$319,606	$1,220,329	$319,606

Supplemental cash flow information:
Income taxes paid	$46,769	$—	$42,869

Supplemental non-cash activity:
Accretion of Trust Fund income relating to common stock subject to possible conversion	$301,739	$15,045	$401,806
Accrual of deferred acquisition costs	$1,420,565		$1,420,565
See Notes to Condensed Financial Statements

COCONUT PALM ACQUISITION CORP.
NOTES TO CONDENSED UNAUDTED FINANCIAL STATEMENTS
September 30, 2006
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
     As of September 30, 2006, the current liabilities of $1,645,253 of Coconut Palm Acquisition Corp. (the “Company”) exceed its current assets of $373,834, creating a working capital deficit of $1,271,419. The Founding Stockholder has agreed with the Company and the underwriters to be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company in excess of the net proceeds of the offering not held in the trust account (the “Trust Fund”). Management believes these factors will contribute towards eliminating the working capital deficit. The Company can not guarantee that the Founding Stockholder would be able to satisfy these obligations. If the Founding Stockholder is unable to meet these obligations, the Company may be forced to liquidate. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
     In the event that the Company does not consummate an Acquisition (as defined below) within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering (as defined below) if certain extension criteria have been satisfied (the “Acquisition Period”), the proceeds held in the Trust Fund will be distributed to the Company’s Public Stockholders (as defined below). In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering, costs related to pursuing possible acquisitions and general and administrative expenses incurred prior to the liquidation event and since no value would be attributed to the Warrants contained in the Units (discussed in Note C).
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
     The registration statement for the Company’s initial public offering of Units (as described in Note C) (the “Offering”) was declared effective on September 8, 2005. The Company consummated the Offering on September 14, 2005 and received net proceeds of approximately $55.2 million. On September 19, 2005, the Company consummated the closing of the over-allotment option and the Company received additional net proceeds of approximately $8.4 million. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward acquiring an operating company (“Acquisition”). Furthermore, there is no assurance that the Company will be able to successfully effect an Acquisition. At September 30, 2006, an amount of $64.6 million of the net proceeds of the Offering, including interest earned to date, is being held in a trust account and invested in government securities until the earlier of (i) the consummation of its first Acquisition or (ii) the distribution of the Trust Fund as described below. The remaining net proceeds (not held in the Trust Fund) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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
     Upon consummation of the Offering the Founding Stockholder placed the shares it owned into an escrow account. These shares will not be transferable during the escrow period and will not be released from escrow until the earliest of three years following the date of the offering, liquidation, and the consummation of a liquidation, merger stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to the Company consummating a business combination with a target business. During the escrow period, the Founding Stockholder will not be able to sell or transfer its securities (except to its limited partners, its limited partners’ spouses and children or trusts established for their benefit), but will retain all other rights as the Company’s stockholder, including, without limitation, the right to vote its shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If the Company is unable to effect a business combination and is forced to liquidate, the Company’s Founding Stockholder will not receive any portion of the liquidation proceeds with respect to common stock owned by it prior to the date of this prospectus.
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
     Under the terms of the warrant agreement, the Company has agreed to use its best efforts to register these warrants and maintain such registration. In order to clarify the Company’s intent with respect to the effect of a lack of a current registration statement on the Company’s warrants issued under the Warrant Agreement, dated as of September 8, 2005, between the Company and Continental Stock Transfer & Trust Company, as Warrant Agent (the “Warrant Agreement”), the Company and the Warrant Agent entered into a Warrant Clarification Agreement, dated as of August 17, 2006, clarifying the Warrant Agreement to provide that in no event will the registered holder of a warrant be entitled to receive a net cash settlement or other consideration in lieu of physical settlement in shares of Common Stock of the Company if the Common Stock underlying the warrants is not covered by an effective registration statement.

NOTE D — INCOME TAXES
The current and deferred components of taxes on income from operations are comprised of the following:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Current tax provision
Federal	$—	$—
State	(29,649)	(82,210)

Total current tax provision	$(29,649)	$(82,210)

Deferred income tax provision (benefit)
Federal	$—	$—
State	—	—
Total deferred tax provision	—	—

Total provision for taxes	$(29,649)	$(82,210)

The sources of deferred tax assets as of September 30, 2006 and December 31, 2005 were as follows:

	September 30,	December 31,
	2006	2005
Total current deferred tax assets	$—	$—

Net operating losses	$27,776	$11,305
Startup costs	218,795	43,471

Total non-current deferred tax assets	$246,571	$54,776
Valuation allowance	(246,571)	(54,776)

Net deferred tax assets	$—	$—

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating $246,571 at September 30, 2006. The net operating loss of $79,361 can be carried forward to 2025. The amount of temporary differences relating to start up costs amounted to $540,235. Realization of these tax benefits is dependent on acquiring an operating company and the ability to use the net operating loss to offset operating income. Management believes such realization is uncertain, hence the Company has recorded a full valuation allowance both at September 30, 2006 and December 31, 2005.
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

     NOTE G — RELATED PARTY TRANSACTION
     The Company presently occupies office space provided by an Affiliate of the Founding Stockholder. The Affiliate has agreed that, until an Acquisition, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay the Affiliate $7,500 per month for such services commencing on September 8, 2005. From April 29, 2005 (date of inception) through September 30, 2006, $95,500 related to this agreement is included in operating costs.
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
     NOTE I — OFFICERS AND DIRECTORS
     The Company’s officers and directors agreed with the Representatives that within the first forty trading day period after the separate trading of Warrants has commenced, they or certain of their affiliates or designees collectively would purchase up to 2,000,000 Warrants in the public marketplace at prices not to exceed $0.70 per Warrant. They have further agreed that any Warrants purchased by them or its affiliates or designees will not be sold or transferred until the completion of an Acquisition. As of September 30, 2006, and December 31, 2005 they had purchased all 2,000,000 warrants.
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
     On June 15, 2006, the Company was informed by EBC that EBC shareholders had approved the Merger. The Company was also informed that EBC and each member of the EBC board of directors had been named in a lawsuit filed by an EBC shareholder in the circuit court of Pulaski County, Arkansas on June 14, 2006. The lawsuit was filed as a class action, meaning that the plaintiff, Mr. Max Bobbitt, seeks to represent all shareholders in the class, provided the class is certified by the court. The complaint makes various allegations against EBC and the board of EBC with respect to the Merger and other matters. In addition to requesting unspecified compensatory damages, the plaintiff also requested injunctive relief to enjoin the EBC annual shareholder meeting and the vote. An injunction hearing was not held before the EBC annual meeting regarding the Merger so the meeting and shareholder vote proceeded as planned and the EBC shareholders approved the Merger. On August 9, 2006, EBC’s motion to dismiss the lawsuit was denied and the matter is in the pre-discovery phase. According to EBC, EBC views the lawsuit as baseless and they will continue to vigorously defend the matter. The Company and EBC are proceeding with the Merger in accordance with the terms of the Merger Agreement.

     On September 14, 2006, the Company, EBC and certain EBC shareholders entered into the Second Amendment to the Agreement and Plan of Merger (the “Second Amendment”). The Second Amendment amended the Merger Agreement to provide for (i) the increase in the number of members of the combined company’s board of directors from seven to nine, (ii) the extension of the termination date of the Merger Agreement from December 31, 2006 to March 31, 2007, and (iii) the increase in the EBC Maximum Indebtedness (as defined in the Merger Agreement) from $62,000,000 to $72,000,000 to reflect EBC’s operations, and in particular the acquisition and disposition of assets, for the period from September 14, 2006 to March 31, 2007. In the event EBC shall not have contracted or otherwise committed to the sale or transfer of its TV stations WBMM and KPOU and such TV stations remain as assets of EBC, which are freely transferable, then the Maximum EBC Indebtedness shall be increased to $84,000,000. The Second Amendment was attached as Exhibit 2.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 20, 2006.
     On September 15, 2006, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission for the registration of the Company’s securities to be issued in the Merger and containing important information for the Company’s stockholders concerning the Merger. As set forth in the Form S-4, in response to a lawsuit initiated by an EBC shareholder, and as a result of the Second Amendment to the Merger Agreement, EBC’s board of directors will call a special meeting of its shareholders for reconsideration of the Merger Agreement following the date the Form S-4 is declared effective. The vote taken at EBC’s special meeting will supercede the vote taken at the June 15, 2006 annual meeting.
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
     NOTE L — DEFERRED ACQUISTION COSTS
     As of September 30, 2006, the Company has accumulated $1,617,759 in deferred costs related to the proposed acquisition of Equity Broadcasting Corporation. These costs will be capitalized contingent upon the completion of the Acquisition following the required approval by the Company’s stockholders and the fulfillment of certain other conditions. If the Acquisition is not completed these costs will be recorded as expense. Deferred acquisition costs are comprised of $543,494 to Morgan Joseph for financial advisory and investment banking services, $204,450 to Ernst & Young for due diligence services, $681,615 to Akerman Senterfitt for legal services, $100,000 to JSBG for consulting services, $51,684 to Eisner LLP for accounting services and $36,516 for other costs.

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
Developments in Finding Suitable Business Combination Partner
     As reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Equity Broadcasting Corporation, an Arkansas corporation (“EBC”), and certain shareholders of EBC, pursuant to which EBC will merge with and into the Company with the Company remaining as the surviving corporation (the “Merger”). In addition to the Merger Agreement, the form of Voting Agreement and Proxy executed by certain stockholders of EBC were attached as exhibits to the Form 8-K filed by the Company with the SEC on April 13, 2006. Following completion of the Merger, it is anticipated that the Company will change its name to Equity Broadcasting Corporation or a similar name in order to more properly reflect its status as a diversified media company. EBC is headquartered in Little Rock, Arkansas and is a leading operator of television stations serving Spanish-language markets in the U.S. As of April 13, 2006, EBC’s broadcasts reached approximately 15.1 million households, nearly 14% of all U.S. households. The Merger Agreement was amended as of May 5, 2006 primarily to provide for the extension of the due diligence review period for an additional one week beyond the initial four week period. On May 12, 2006, the Company completed its due diligence review of EBC in connection with the Merger Agreement and informed EBC that is was proceeding with the Merger pursuant to the terms of the Merger Agreement. The Company engaged Ernst & Young Transaction Advisory Services in completing its due diligence review. Morgan Joseph & Co. Inc. and Jones Sagansky Broadcast Group, LLC, among other entities, provided acquisition related services to the Company.
     On June 15, 2006, the Company was informed by EBC that EBC shareholders had approved the Merger. The Company was also informed that EBC and each member of the EBC board of directors had been named in a lawsuit filed by an EBC shareholder in the circuit court of Pulaski County, Arkansas on June 14, 2006. The lawsuit was filed as a class action, meaning that the plaintiff, Mr. Max Bobbitt, seeks to represent all shareholders in the class, provided the class is certified by the court. The complaint makes various allegations against EBC and the board of EBC with respect to the Merger and other matters. In addition to requesting unspecified compensatory damages, the plaintiff also requested injunctive relief to enjoin the EBC annual shareholder meeting and the vote. An injunction hearing was not held before the EBC annual meeting regarding the Merger so the meeting and shareholder vote proceeded as planned and the EBC shareholders approved the Merger. On August 9, 2006, EBC’s motion to dismiss the lawsuit was denied and the matter is in the pre-discovery phase. According to EBC, EBC views the lawsuit as baseless and they will continue to vigorously defend the matter. The Company and EBC are proceeding with the Merger in accordance with the terms of the Merger Agreement.

     On August 17, 2006 the Company and Continental Stock Transfer and Trust Company, as the Warrant Agent, entered into a Warrant Clarification Agreement, dated as of August 17, 2006, clarifying an accounting issue relating to derivative financial instruments.
     On September 14, 2006, the Company, EBC and certain EBC shareholders entered into the Second Amendment to the Agreement and Plan of Merger (the “Second Amendment”). The Second Amendment amended the Merger Agreement to provide for (i) the increase in the number of members of the combined company’s board of directors from seven to nine, (ii) the extension of the termination date of the Merger Agreement from December 31, 2006 to March 31, 2007, and (iii) the increase in the EBC Maximum Indebtedness (as defined in the Merger Agreement) from $62,000,000 to $72,000,000 to reflect EBC’s operations, and in particular the acquisition and disposition of assets, for the period from September 14, 2006 to March 31, 2007. In the event EBC shall not have contracted or otherwise committed to the sale or transfer of its TV stations WBMM and KPOU and such TV stations remain as assets of EBC, which are freely transferable, then the Maximum EBC Indebtedness shall be increased to $84,000,000. The Second Amendment was attached as Exhibit 2.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 20, 2006.
     On September 15, 2006, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission for the registration of the Company’s securities to be issued in the Merger and containing important information for the Company’s stockholders concerning the Merger. As set forth in the Form S-4, in response to a lawsuit initiated by an EBC shareholder, and as a result of the Second Amendment to the Merger Agreement, EBC’s board of directors will call a special meeting of its shareholders for reconsideration of the Merger Agreement following the date the Form S-4 is declared effective. The vote taken at EBC’s special meeting will supercede the vote taken at the June 15, 2006 annual meeting.
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

Results of Operations for the period from July 1, 2006 through September 30, 2006
     For the three months ended September 30, 2006 operating costs of $127,119 consisted primarily of $51,047 of professional fees, $34,396 for state filing fees, $22,500 for office rent, $18,904 for directors and officers liability insurance, $272 of other expense, and $29,649 provision for taxes; interest income on the trust fund investments, including interest allocable to shares subject to possible conversion, in the amount of $535,962 and interest on cash and cash equivalents of $3,131. This resulted in net income for the three months ended September 30, 2006 of $382,325.
Results of Operations for the period from January 1, 2006 through September 30, 2006
     For the nine months ended September 30, 2006 operating costs of $433,510 consisted primarily of $208,877 of professional fees, $64,957 for state filing fees, $67,500 for office rent, $56,095 for directors and officers liability insurance, $5,274 of other expense, $30,807 for Florida intangible tax and $82,210 provision for taxes; interest income on the trust fund investments, including interest allocable to shares subject to possible conversion, in the amount of $1,509,451 and interest on cash and cash equivalents of $14,307. This resulted in net income for the nine months ended September 30, 2006 of $1,008,038.
Liquidity and Capital Resources
     Of the net proceeds of our initial public offering consummated on September 14, 2005, $62,620,000 was placed in a trust fund, with the remaining net proceeds of approximately $988,044 available to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of September 30, 2006 the balance held in the trust was $64,630,034, representing the original principal plus interest of $2,010,034. We will use substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At September 30, 2006, we had cash outside of the trust fund of $319,606, prepaid expenses of $54,228, deferred acquisition costs of $1,617,759 and total current liabilities of $1,645,253, leaving us with working capital deficiency of $1,271,419, excluding investments held in trust and interest attributable to common stock, subject to possible conversion.
     As of September 30, 2006, the Company has accumulated $1,617,759 in deferred costs related to the proposed acquisition of Equity Broadcasting Corporation. These costs will be capitalized contingent upon the completion of the Acquisition following the required approval by the Company’s stockholders and the fulfillment of certain other conditions. If the Acquisition is not completed these costs will be recorded as expense.

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

Risk Factors That May Affect Future Results
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, our being a development stage company with no operating history, our dependence on key personnel some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination, the ownership of our securities being concentrated, and those other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission including our registration statement on Form S-1/A as filed on August 26, 2005 and our annual report on Form 10-K filed on March 31, 2006.

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

PART II—OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There has been no material change in our risk factors in the fiscal quarter ended September 30, 2006 from those previously disclosed in our Form 10-K for the fiscal year ended December 31, 2005.
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
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
Exhibits

2.3	Second Amendment to Agreement and Plan of Merger, by and among Coconut Palm Acquisition Corp., Equity Broadcasting Corporation and certain shareholders of Equity Broadcasting Corporation, dated September 20, 2006 (incorporated by reference to the Company’s Form 8-K filed on September 20, 2006)

4.6	Warrant Clarification Agreement, dated August 17, 2006, between Coconut Palm Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to the Company’s Form 10-Q for the Quarter Ended June 30, 2006 filed on August 18, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCONUT PALM ACQUISITION CORP.
Date: November 13, 2006	By:	/s/ Richard C. Rochon
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: November 13, 2006	By:	/s/ Robert C. Farenhem
Vice President and Secretary
(principal financial and accounting officer)

Exhibit Index

2.3	Second Amendment to Agreement and Plan of Merger, by and among Coconut Palm Acquisition Corp., Equity Broadcasting Corporation and certain shareholders of Equity Broadcasting Corporation, dated September 20, 2006 (incorporated by reference to the Company’s Form 8-K filed on September 20, 2006)

4.6	Warrant Clarification Agreement, dated August 17, 2006, between Coconut Palm Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to the Company’s Form 10-Q for the Quarter Ended June 30, 2006 filed on August 18, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002