Form 10-K/A
period 2005-12-31
Coconut Palm Acquisition Corp.
filed 2007-02-28
CIK 1327012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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
     None.

EXPLANATORY NOTE
This amendment on Form 10-K/A (“Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, initially filed with the Securities and Exchange Commission on March 31, 2006 (the “Original Filing”), reflects changes to the notes to the financial statements relating to the exercise provisions of the Company’s warrants and underwriters’ purchase option. This Form 10-K/A amends and restates (i) Part IV. Item 15. Exhibits and Financial Statement Schedules, and more specifically, Note C in the Notes to the Financial Statements. In addition, the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act (See Exhibits 31 and 32).
Except to the extent modified or updated, the foregoing items have not been amended to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in the Company’s reports filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

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
Eisner LLP
New York, New York
March 23, 2006
With Respect To Note C, February 26, 2007

COCONUT PALM ACQUISITION CORP.
(a development stage company)
BALANCE SHEET

December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$934,086
Prepaid expenses	14,999

Total current assets	949,085
Investments held in Trust Fund	63,120,584

Total assets	$64,069,669

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$29,271
Accrued expenses	46,306
Income taxes payable	25,756

Total current liabilities	101,333

COMMITMENTS AND CONTINGENCIES (Note H)	—

Common stock subject to possible conversion - 2,298,850 shares	12,517,738
Interest attributable to common stock, subject to possible conversion	100,067

STOCKHOLDERS’ EQUITY

Preferred stock — $.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—
Common stock — $.0001 par value; 50,000,000 shares authorized; 14,000,000 issued and outstanding (which includes 2,298,850 shares subject to possible conversion)	1,400
Additional paid-in-capital	51,114,006
Income accumulated during the development stage	235,125

Total stockholders’ equity	51,350,531

Total liabilities and stockholders’ equity	$64,069,669

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
     In connection with the Offering, the Company also issued for $100 an option to the representatives of the underwriters to purchase up to a total of 1,000,000 units at a price of $7.50 per unit. The units issuable upon the exercise of this underwriters’ option are identical to those offered in the prospectus of the Offering, except that the exercise price of the warrants included in the underwriters’ purchase option is $6.25. This option is exercisable commencing on the later of the consummation of a business combination or one year from the date of the Offering, expires five years from the date of the Offering, and may be exercised on a cashless basis, at the holder’s option.
     The underwriters’ purchase option and the Warrants (including the warrants underlying the underwriters’ option) will be exercisable only if at the time of exercise a current registration statement covering the underlying securities is effective or, in the opinion of counsel, not required, and if the securities are qualified for sale or exempt from qualification under the applicable state securities laws of the exercising holder. The Company is obligated to use its best efforts to maintain an effective registration statement during the term of the option and the Warrants; however, it may be unable to do so. Holders of the option and the Warrants are not entitled to receive a net cash settlement or other settlement in lieu of physical settlement if the common stock underlying the Warrants, or securities underlying the option, as applicable, are not covered by an effective registration statement and a current prospectus. Accordingly, the Warrants, which do not have a cashless exercise provision, may expire unexercised and worthless if a current registration statement covering the common stock is not effective and the prospectus covering the common stock is not current. Consequently, in this case, a purchaser of a unit may pay the full unit price solely for the shares of common stock of the unit.
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
     On January 17, 2007, the Company and Continental Stock Transfer and Trust Company, as the Warrant Agent, entered into an Amended and Restated Warrant Clarification Agreement clarifying that registered holders do not have the right, and did not have the right when the parties initially entered into the Warrant Agreement, to receive a net cash settlement in the event the Company does not maintain a current prospectus relating to the common stock of the Company issuable upon exercise of the Warrants at the time such Warrants are exercisable.
     On January 17, 2007, the Company, Morgan Joseph & Co. Inc., EarlyBirdCapital, Inc., David Nussbaum, and Steven Levine entered into a Unit Purchase Option Clarification Agreement clarifying that the Option holder does not have the right, and did not have the right at the issuance of the Purchase Option, to receive a net cash settlement in the event the Company does not maintain a current prospectus relating to the units, common stock and warrants issuable upon exercise of the purchase option at the time such Purchase Option is exercisable.
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

Date            February 27, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD C. ROCHON Richard C. Rochon	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 27, 2007
/s/ ROBERT C. FARENHEM Robert C. Farenhem	Chief Financial Officer (Principal Financial Officer), Secretary and Director	February 27, 2007
/s/ STEPHEN J. RUZIKA Stephen J. Ruzika	Vice President and Director	February 27, 2007
/s/ JACK I. RUFF Jack I. Ruff	Vice President and Director	February 27, 2007
/s/ MARIO B. FERRARI Mario B. Ferrari	Vice President and Director	February 27, 2007

Exhibit Index
(Filed with Form 10-K)
14	Code of Ethics

31.1	Certification by Richard C. Rochon, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Robert C. Farenhem, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Richard C. Rochon, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Robert C. Farenhem, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.