Form 10-Q/A
period 2006-03-31
Coconut Palm Acquisition Corp.
filed 2007-02-28
CIK 1327012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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
Registrant’s telephone number, including area code (561) 955-7300
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
Large accelerated filer ☐            Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2006, 14,000,000 shares of common stock, $0.0001 par value per share, were outstanding.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, initially filed with the Securities and Exchange Commission on May 15, 2006 (the “Original Filing”), reflects changes to the notes to the financial statements relating to the exercise provisions of the Company’s warrants and underwriters’ purchase option. This Form 10-Q/A amends and restates (i) Item 1. Financial Statements. In addition, the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act (See Exhibits 31 and 32).
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
     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Coconut Palm Acquisition Corp and its results of operations and cash flows for the interim periods presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with Coconut Palm Acquisition Corp’s audited financial statements for the year ended December 31,2005 included in Coconut Palm Acquisition Corp’s Form 10-K filed on March 27, 2007.
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

COCONUT PALM ACQUISITION CORP.
Date: February 27, 2007	By:	/s/ Richard C. Rochon
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date: February 27, 2007	By:	/s/ Robert C. Farenhem
Vice President and Secretary
(principal financial and accounting officer)

Exhibit Index
31.1	Certification of Chief Executive Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002