Form 10-Q/A
period 2006-09-30
Coconut Palm Acquisition Corp.
filed 2007-02-28
CIK 1327012

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

EXPLANATORY NOTE
This amendment on Form 10-Q/A (“Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, initially filed with the Securities and Exchange Commission on November 11, 2006 (the “Original Filing”), reflects changes to the notes to the financial statements relating to the exercise provisions of the Company’s warrants and underwriters’ purchase option. This Form 10-Q/A amends and restates (i) Item 1. Financial Statements. In addition, the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act (See Exhibits 31 and 32).
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

Certifications
EX-31.1 SEC 302 CEO Certification
EX-31.2 SEC 302 CFO Certification
EX-32.1 SEC 906 CEO Certification
EX-32.2 SEC 906 CFO Certification

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