Form 10-K
period 2006-12-31
Coconut Palm Acquisition Corp.
filed 2007-04-02
CIK 1327012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-51418
Coconut Palm Acquisition Corp.
(Exact name of Registrant as specified in its charter)

Delaware	20-2763411

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

595 South Federal Highway, Suite 500
Boca Raton, Florida	33432

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(561) 955-7300
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants
Common Stock, par value $.0001 per share
Warrants to purchase Common Stock
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐       No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐       No ☑
      Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐       Accelerated Filer ☐       Non-Accelerated Filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑       No ☐
     The number of shares outstanding of the Registrant’s common stock as of March 29, 2007 was 14,000,000 shares.
     At June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, there were 14,000,000 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $62.1 million. Shares of the registrant’s common stock held by the registrant’s executive officers and directors have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Documents Incorporated By Reference
     None.

COCONUT PALM ACQUISITION CORP.
INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
THE SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED DECEMBER 31, 2006
ITEMS IN FORM 10-K

PART I
ITEM 1. BUSINESS
Introduction
Coconut Palm Acquisition Corp. (also referred to as the “Company”, “we” or “Coconut Palm”) is a blank check company organized under the laws of the State of Delaware on April 29, 2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.
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
Since closing Coconut Palm’s initial public offering on September 14, 2005, Coconut Palm has been actively engaged in identifying an appropriate business combination candidate. It has met with target companies, service professionals and other intermediaries to discuss with them Coconut Palm’s business, the background of its management and its combination preferences. In the course of these discussions, it has also spent time explaining the capital structure of the initial public offering, the combination approval process, and the timeline under which it is operating before the proceeds of the offering are returned to investors. Coconut Palm would gauge the environment for target companies to be highly competitive. While it has executed an Agreement and Plan of Merger with a possible merger partner as described below, there are still closing conditions to be satisfied and therefore there can be no assurance that it will ultimately find and close a suitable business combination in the time allotted for it to close a transaction with a business combination candidate.
Developments in Finding Suitable Business Combination Partner
On April 7, 2006, Coconut Palm entered into the merger agreement pursuant to which Equity Broadcasting Corporation (“EBC”) will merge with and into Coconut Palm, with Coconut Palm remaining as the surviving corporation. Following completion of the merger, it is anticipated that Coconut Palm will change its name to more properly reflect its status as a diversified media company. EBC is headquartered in Little Rock, Arkansas and is a leading operator of television stations serving Spanish-language markets in the U.S. EBC station broadcast currently cover 25.51% of the U.S. population in 42 markets, according to Nielsen Research... The merger agreement was amended as of May 5, 2006 primarily to provide for the extension of the due diligence review period for an additional one week beyond the initial four week period. On May 12, 2006, Coconut Palm completed its due diligence review of EBC in connection with the merger agreement and informed EBC that is was proceeding with the merger pursuant to the terms of the merger agreement.
On September 14, 2006, Coconut Palm, EBC and certain EBC shareholders entered into the second amendment to the merger agreement, providing for (i) the increase in the number of members of the combined company’s board of directors from seven to nine, (ii) the extension of the termination date of the merger agreement from December 31, 2006 to March 31, 2007, and (iii) the increase in EBC’s maximum indebtedness to reflect EBC’s operations, and in particular the acquisition and disposition of assets, for the period from September 14, 2006 to March 31, 2007.
The obligations of the parties to consummate the merger are subject to certain closing conditions including, among others, Coconut Palm’s stockholder approval, government approvals (including without limitation those approvals relating to antitrust, FCC licenses and the effectiveness of a registration statement filed with the SEC) and the execution and closing by Univision of the asset purchase agreement providing for the sale to Univision of two EBC TV stations.
Coconut Palm scheduled a stockholder meeting for March 29, 2007. At such meeting, the Coconut Palm stockholders approved the merger with EBC.
EBC held its respective shareholder meeting on March 30, 2007. At such meeting, the EBC shareholders approved the merger with Coconut Palm.
As closing conditions were met, Coconut Palm Acquisition Corp. and Equity Broadcasting Corporation consummated the merger on March 30, 2007. Coconut Palm changed its name to Equity Media Holdings Corporation.
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
Given that the total currently estimated use of proceeds exceeds the net proceeds held out of trust, it is unlikely that Coconut Palm will be able to complete a business combination other than the proposed combination with EBC. Certain of our advisors have agreed to alter or defer their fees or a substantial portion thereof until the consummation of a transaction and to forego such fees in the event the merger is not consummated. Coconut Palm is continuing to attempt to obtain signed waivers, by written request, from its service providers whereby they irrevocably waive any and all rights, interests, claims, demands, damages, actions, causes of action or suit of any nature whatsoever, known or unknown, foreseen or unforeseen, in law or equity, that the service provider may have against Coconut Palm or the trust fund in respect of funds held in the trust fund for the benefit of such public stockholders. No service providers have yet agreed to such a waiver and in the event no waivers are obtained and the merger is not consummated, RPCP has agreed to indemnify the trust. Accordingly, Coconut Palm believes it has adequate funds to complete the proposed merger with EBC. In the event the business combination is not completed, Coconut Palm could try to raise any required funds via a private offering of debt or equity securities to continue searching for an acquisition candidate. However there is no guarantee that Coconut Palm would be successful in completing such fundraising on terms acceptable to Coconut Palm and Coconut Palm may be forced to liquidate.
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
The merger with EBC was brought to Coconut Palm’s attention through an existing relationship between Beau Ferrari, a Coconut Palm director, with an EBC director. Mr. Henry Luken, EBC’s chairman, who had a prior relationship with Mr. Ferrari and had known him for four years, called Mr. Ferrari on January 4, 2006 as he does with other companies to inquire as to Mr. Ferrari’s thoughts regarding special purpose acquisition companies. It was not known to Mr. Luken at the time either the specific mechanics of special purpose acquisition companies nor that Coconut Palm had completed its offering and was looking for prospective candidates. Mr. Luken is a principal owner of Christiansen Shipyards, Ltd., a yacht manufacturer in Vancouver, Washington. Mr. Ferrari has no formal affiliation with Christiansen; however he has previously toured Christiansen’s Vancouver plant with Mr. Luken. Mr. Rochon became affiliated with Christiansen in 1999 when he and Mr. Luken were customers of the company. Mr. Ferrari’s relationship with Mr. Luken evolved from Mr. Rochon and Mr. Luken’s prior affiliation with Christiansen. No other director, significant shareholder, or officer of EBC and Coconut Palm had a prior relationship.
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
These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating prospective target businesses, we conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. We will also seek to have all prospective target businesses execute agreements waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective target business refuses to execute such agreement, it is unlikely we would continue negotiations with such target business.
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
In regards to the merger with EBC, the Coconut Palm board of directors considered a wide variety of factors in connection with its evaluation and recommendation to approve the merger agreement, and its related terms. Each member of Coconut Palm’s board of directors is currently a partner or officer at a private equity or investment holding company or experienced executive of public companies and performs business valuations on a regular basis in their positions with their respective organizations. In arriving at its determination to approve the merger agreement with EBC and its terms, including the purchase price, the board of directors of Coconut Palm relied on an analysis and/or review of a number of factors, including, but not limited to:
•	EBC’s financial condition and results of operations;

•	EBC’s growth potential;

•	experience and skills of management and availability of additional personnel;

•	EBC’s competitive position;

•	barriers to entry;

•	proprietary features and degree of intellectual property or other protection of the services;

•	the regulatory environment for EBC;

•	the valuation of comparable companies;

•	the valuation of comparable merger/acquisition transactions;

•	EBC’s industry dynamics, including the competitive landscape;

•	demographic trends which match nicely with EBC’s target market and the market size;

•	favorable long-term growth prospects;

•	ability to extract profitability from the business;

•	effect of technological developments in the industry;

•	the reports of several outside due diligence consultants retained by Coconut Palm;

•	research reports published by third-parties on the markets and/or companies similar to EBC;
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
In concluding that the price to be paid for EBC was at least 80% of the net asset value of Coconut Palm, the Coconut Palm Board noted that the purchase price for EBC is $277 million, and the net asset value of Coconut Palm was $64 million. While the Coconut Palm board of directors was aware of the requirement that the purchase price for a potential business combination partner, including EBC, be at least 80% of the net asset value of Coconut Palm, it did not believe that an independent analysis was warranted given that the purchase price for EBC is more than four times Coconut Palm’s net asset value. Coconut Palm’s stockholders should note that in making the determination that the contemplated acquisition was a favorable one and one that met the requirement that the value of EBC exceeded 80% of the net asset value of Coconut Palm, Coconut Palm’s management did not use all of the alternative valuation methods and analyses associated with traditional fairness opinions.
After completion of the merger, through the issuance of additional Coconut Palm shares to EBC shareholders, Coconut Palm’s existing stockholders’ voting interest will be diluted from 100% to approximately 34.4% of the combined company’s voting interests assuming maximum approval, and approximately 30.5% of the combined company’s voting interests assuming minimum approval. The post-closing ownership level of existing Coconut Palm stockholders is not part of the 80% transaction requirement set forth in Coconut Palm’s final prospectus dated September 9, 2005 for its initial public offering. The requirement calls solely for the target to have a fair market value equal to at least 80% of Coconut Palm’s net assets at the time of the acquisition. Nonetheless, for informational purposes, the equity value of Coconut Palm’s existing stockholders’ interest on a post-closing basis in EBC, as a stand-alone entity prior to the merger, assuming minimum Coconut Palm stockholder approval representing

30.5% of the total post-closing interest, is $62.6 million which is greater than 80% of the net assets of Coconut Palm of $52.4 million as of December 31, 2006.
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
As part of the transaction with EBC, Richard C. Rochon, the Chairman of the Board and Chief Executive Officer of

Coconut Palm and Robert C. Farenhem, the Chief Financial Officer and a current director of Coconut Palm, and two additional persons whom Coconut Palm will designate will become directors of the combined company. Additionally, Beau Ferrari, Coconut Palm’s Vice President and a current director, will become Chief Strategic Officer of the combined company after the consummation of the merger. Mr. Ferrari will not have an employment agreement with the combined company. Mr. Ferrari will receive compensation from Royal Palm Capital Management, LLLP, while serving as the combined company’s Chief Strategic Officer.
In addition, at the closing of the merger, Coconut Palm shall enter into a management services agreement with Royal Palm Capital, an affiliate of Coconut Palm’s current officers and directors, pursuant to which Royal Palm will provide management and advisory services to the combined company. Royal Palm will receive an annual management fee of $1,500,000 for its services pursuant to a management services agreement which has a three year term subject to renewal for additional one year terms with approval of the majority of the independent directors of the board of directors.
One of Royal Palm’s affiliates, RPCP Investments, LLLP, will receive a payment in the amount of $2,500,000 as part of a one-time management incentive plan to be funded to the extent the combined company receives proceeds from the exercise of outstanding warrants of Coconut Palm.
As part of the merger, the management services agreement and the one-time management incentive plan has been approved by the Board of Directors of Coconut Palm. Because Messrs. Rochon, Ferrari, Ruff and Farenhem are principals of Royal Palm and indirectly principals of RPCP Investments the management services agreement and the one-time management incentive plan are considered interested transactions, approved by the beneficiaries of the contracts. Coconut Palm does not have an independent Board of Directors but anticipates having an independent board in compliance with the applicable exchange or quotation system on which its securities are listed following the completion of the merger. Due to the material interests that members of Coconut Palm’s Board of Directors have in the management services agreement, shareholder approval is also being sought for this agreement.
As stated in our final prospectus for its initial public offering filed with the SEC on September 9, 2005, we did not anticipate that compensation or fees would be paid to our founding stockholder, officers and directors or to any of their respective affiliates prior to or with respect to the business combination except for the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to Royal Palm. Due to the knowledge base and expertise built up by the principals of Royal Palm prior to and during the process of evaluating prospective targets, including EBC, Coconut Palm deemed it more advisable and efficient to obtain lead acquisition advisory services from Royal Palm and its principals rather than to obtain similar lead advisory services from another third party. Coconut Palm worked with other third party advisors to supplement the lead advisor services received from Royal Palm. Royal Palm will not receive any advisory fees in connection with these services rendered in connection with the merger and its closing.
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
Coconut Palm’s existing stockholders will own approximately 34.4% of the combined company’s voting interests assuming no Coconut Palm shareholders elect to convert their shares and approximately 30.5% of the combined company’s voting interests assuming 19.99% of Coconut Palm shareholders elect to exercise their conversion rights.
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
Liquidation if no business combination
Coconut Palm’s certificate of incorporation provides for mandatory liquidation of Coconut Palm in the event that Coconut Palm does not consummate a business combination within 18 months from the date of consummation of its IPO, or 24 months from the consummation of the IPO if certain extension criteria have been satisfied. Such dates are March 14, 2007 and September 14, 2007, respectively. Coconut Palm signed the merger agreement with EBC on April 7, 2006.
We have agreed with the trustee to promptly adopt a plan of dissolution and liquidation and initiate procedures for our dissolution and liquidation if we do not effect a business combination within 18 months after consummation of our initial public offering (or within 24 months after the consummation of the initial public offering if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after consummation of our initial public offering and the business combination related thereto has not been consummated within such 18-month period). The plan of dissolution will provide that we liquidate all of our assets, including the trust account, and after reserving amounts sufficient to cover our liabilities and obligations and the costs of dissolution and liquidation, distribute those assets solely to our public stockholders. As discussed below, the plan of dissolution and liquidation will be subject to stockholder approval.
Upon the approval by our stockholders of our plan of dissolution and liquidation, we will liquidate our assets, including the trust account, and after reserving amounts sufficient to cover our liabilities and obligations and the costs of dissolution and liquidation, distribute those assets solely to our public stockholders. Our initial stockholder, RPCP Investments, and our officers and directors to the extent that they receive shares upon distribution from RPCP Investments, has waived its right to participate in any liquidating distributions occurring upon our failure to consummate a business combination with respect to those shares of common stock acquired by it prior to completion of our initial public offering and have agreed to vote all of its shares in favor of any such plan of dissolution and liquidation. We estimate that, in the event we liquidate the trust account, our public stockholders will receive approximately $5.6685 (as of December 31, 2006) per share (net of taxes payable on such interest). We expect that all costs associated with implementing a plan of dissolution and liquidation as well as payments to any creditors will not be able to be funded by the proceeds of our initial public offering not held in the trust account and cannot assure you that any of those funds will be available for such purposes. Accordingly, if we do not have sufficient or any funds for those purposes, the amount distributed to our public stockholders will be less than $5.6685 per share as a result of the trust account being reduced to satisfy the costs associated with a liquidation.
To mitigate the risk of the amounts in the trust account being reduced by the claims of creditors:
•	Prior to completion of a business combination, we will attempt to seek to have all vendors, prospective target businesses and other entities, which we refer to as potential contracted parties or a potential contracted party, execute valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. In the event that a potential contracted party were to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that has refused to execute a waiver would be the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services similar in talent willing to provide the waiver;

•	RPCP Investments has agreed to be personally liable to cover the potential claims made by such party but only if, and to the extent that, the claims otherwise would reduce the trust account proceeds payable to our public stockholders in the event of a dissolution and liquidation and the claims were made by that party for services rendered or contracted for or products sold to us.
There is no guarantee that vendors, prospective target business, or other entities will execute such agreements, or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility and other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. Based on representations made to us by RPCP Investments, we currently believe it is of substantial means and capable of funding a shortfall in our trust account to satisfy their foreseeable indemnification obligations, but we have not asked it to reserve for such an eventuality. Despite our belief, we cannot assure you that it will be able to satisfy those obligations. The indemnification obligations may be substantially higher than it currently foresees or expects and/or its financial resources may deteriorate in the future. As a result, the steps outlined above may not effectively mitigate the risk of creditors’ claims reducing the amounts in the trust account.
Furthermore, creditors may seek to interfere with the distribution of the trust account pursuant to federal or state creditor and bankruptcy laws which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public stockholders. If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to claims of third parties with priority over the claims of our public stockholders. To the extent bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders the liquidation amounts they might otherwise receive.
As required under Delaware law, we will seek stockholder approval for any plan of dissolution and liquidation. We currently believe that any plan of dissolution and liquidation subsequent to September 14, 2007 would proceed in approximately the following manner (subject to our agreement to take earlier action as described below):
•	our board will, consistent with its obligations described in our certificate of incorporation to dissolve, prior to the passing of such deadline, convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to our stockholders; at such time we will also prepare a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;

•	upon such deadline (or earlier as described below), we would file our preliminary proxy statement with the Securities and Exchange Commission (the ‘‘SEC’’);

•	if the SEC does not review the preliminary proxy statement, then, 10 days following the filing date, we will file a definitive proxy statement with the SEC and will mail the definitive proxy statement to our stockholders, and 30 days following the mailing, we will convene a meeting of our stockholders, at which they will either approve or reject our plan of dissolution and liquidation; and

•	if the SEC does review the preliminary proxy statement, we currently estimate that we will receive their comments approximately 30 days following the filing of the preliminary proxy statement. We will mail a definitive proxy statement to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders as soon as permitted thereafter.
In addition, if we seek approval from our stockholders to consummate a business combination by the September 14, 2007 deadline, the proxy statement related to such business combination will also seek stockholder approval for our board’s recommended plan of dissolution and liquidation, in the event our stockholders do not approve such business combination. If no proxy statement seeking the approval of our stockholders for a business combination has been filed 30 days prior to September 14, 2007, our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and liquidation and, on such date, file a proxy statement with the SEC seeking stockholder approval for such plan.

In the event that we seek stockholder approval for a plan of dissolution and liquidation and do not obtain such approval, we will nonetheless continue to take all reasonable actions to obtain stockholder approval for our dissolution. Pursuant to the terms of our certificate of incorporation, our purpose and powers following the expiration of the permitted time periods for consummating a business combination will automatically be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. Following the expiration of such time periods, the funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released. Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account, and the funds will not be available for any other corporate purpose. RPCP Investments has agreed to vote all the shares of common stock held by it in favor of the dissolution. We cannot assure you that our stockholders will approve our dissolution in a timely manner or will ever approve our dissolution. As a result, we cannot provide investors with assurances of a specific time frame for our dissolution and distribution.
We expect that our total costs and expenses associated with the implementing and completing our stockholder-approved plan of dissolution and liquidation will be in the range of $50,000 to $100,000. This amount includes all costs and expenses related to filing our dissolution in the State of Delaware, the winding up of our company and the costs of a proxy statement and meeting relating to the approval by our stockholders of our plan of dissolution and liquidation.
Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If we complied with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that a corporation makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of a stockholder with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our public stockholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. As such, our public stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our public stockholders will likely extend beyond the third anniversary of such dissolution. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims, and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, we seek to have all vendors and prospective target businesses execute valid and enforceable agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account and to date have entered into such agreements with Royal Palm. As a result, we believe the claims that could be made against us will be significantly reduced and the likelihood that any claim that would result in any liability extending to the trust will be limited.

Competition
In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a similar business objective. There are approximately 67 blank check companies with more than approximately $5.8 billion in trust that are seeking to carry out a business plan similar to our business plan. Moreover, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings, and there are likely to be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination. Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the Offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:
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
Employees
Coconut Palm has five executive officers. These individuals are not obligated to devote any specific number of hours to Coconut Palm matters and intend to devote only as much time as they deem necessary to Coconut Palm affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate, although Coconut Palm expects each of Messrs. Rochon, Ruff, Ferrari and Farenhem to devote an average of approximately ten hours per week to Coconut Palm’s business. Coconut Palm does not intend to have any full time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements
Coconut Palm has registered its units, common stock and warrants under the Securities Act of 1933, as amended, and has reporting obligations, including the requirement that it files annual, quarterly and current reports with the SEC. In accordance with the requirements of the Securities Exchange Act of 1934, its annual reports will contain financial statements audited and reported on by its independent accountants.
Coconut Palm will not acquire a target business if audited financial statements based on United States generally accepted accounting principles cannot be obtained for the target business. Additionally, its management will provide stockholders with required audited financial statements, prepared in accordance with United States generally accepted accounting principles, of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing the target business. Coconut Palm cannot assure you that any particular target business identified by it as a potential acquisition candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential target business will be able to prepare its financial statements in accordance with United States generally accepted accounting principles. The financial statements of a potential target business will be required to be audited in accordance with United States generally accepted accounting standards. To the extent that this requirement cannot be met, Coconut Palm will not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, given the broad range of companies it may consummate a business combination with, it does not believe that the narrowing of the pool will be material.

ITEM 1A. RISK FACTORS
Risks associated with our business prior to our merger with Equity Broadcasting Corporation
We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.
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
If the net proceeds of the Offering not being placed in trust is insufficient to allow us to operate until September 14, 2007, we may be unable to complete a business combination.
We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until September 14, 2007, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds not being placed in trust to engage consultants to assist us with our search for a target business. We could also use a portion of the funds not being placed in trust as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to prevent a target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into such a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we may not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
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
There are approximately 67 blank check companies with more than approximately $5.8 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are likely to be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.
If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $5.6685 per share.
Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses and other entities we engage execute agreements with us waiving any right, title, interest or claim to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. We cannot assure you that the per-share distribution from the trust fund will not be less than $5.6685, plus interest, due to such claims of such creditors. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, our founding stockholder, RPCP Investments, LLLP, has agreed that it will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we cannot assure you that it will be able to satisfy those obligations.
We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.
Our certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. Although we have no commitment as of December 31, 2006, we are likely to issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:
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
As of December 31, 2006, we had approximately $65.2 million which we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, we will have the ability to complete only a single business combination at first, although this may entail simultaneous acquisitions of several closely related operating businesses. Accordingly, the prospects for our success may be:
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
Our founding stockholder, which is owned and controlled by our officers and directors, owns 17.9% of our issued and outstanding shares of common stock. our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our existing stockholder, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholder will continue to exert control at least until the consummation of a business combination.
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

Risks Related to our Business and Operations Following the Merger with EBC
EBC has a history of losses and there can be no assurance that EBC will become or remain profitable or that losses will not continue to occur.
EBC has a history of losses. EBC had a net loss of $12.7 million for the year ended December 31, 2005 as compared to a net loss of $6.1 million for the year ended December 31, 2004. EBC had a net loss of $14.1 million for the nine month period ended September 30, 2006 as compared to a net loss of $4.2 million for the nine month period ended September 30, 2005. There can be no assurance that EBC will become or remain profitable or that losses will not continue to occur.
The financial data included in the risk factor is from Coconut Palm’s Form 424B Prospectus filed with the Securities and Exchange Commission on March 15, 2007, which contains financial information as of September 30, 2006.
The merger may contribute to a future ownership change which may negatively impact Coconut Palm’s ability to utilize EBC’s net operating loss deferred tax assets in the future.
The merger will increase the likelihood that previously incurred net operating losses of EBC that are transferred to Coconut Palm in the merger will become subject to an annual limitation pursuant to Section 382 of the Internal Revenue Code if there are additional changes in the equity ownership of Coconut Palm in the future, including changes arising from the exercise of currently outstanding warrants. Depending on Coconut Palm’s market value at the time of such future ownership change, an ownership change under Section 382 could negatively impact Coconut Palm’s ability to use the net operating loss deferred tax assets attributable to EBC’s previously incurred net operating losses in the event Coconut Palm generates future taxable income. Currently, EBC has recorded a full valuation allowance against its net operating loss deferred tax asset.
We incur and expect to continue to incur losses on newly acquired or built stations without an immediate return on our investment.
Generally, it takes a few years for our newly acquired or built stations to generate operating cash flow. A majority of EBC’s network stations have been acquired or built within the last five years. During the initial period after acquisition or construction of a station, we incur significant expenses related to:
•	acquiring syndicated programming;

•	improving technical facilities;

•	increasing and improving cable distribution;

•	hiring new personnel; and

•	marketing our television stations to viewers.
In addition, it requires time to gain viewer awareness of new station programming and to attract advertisers. Accordingly, we have incurred, and expect to continue to incur, with newly acquired or built stations, losses at a station in the first few years after we acquire or build the station without an immediate return on our investment. Occasionally unforeseen expenses and delays increase the estimated initial start-up expenses. This requires our established stations to generate revenues and cash flow sufficient to meet our business plan including the significant expenses related to our newly acquired or built stations.
The loss of the services of the new senior management team or a significant number of employees may negatively affect EBC’s business.

EBC’s success is largely dependent on the services of the new senior management team, which includes Richard Rochon, Vice Chairman, Larry Morton, President and Chief Executive Officer, Thomas M. Arnost, President and Chief Executive Officer of the Broadcast Station Group, George Blank, Chief Financial Officer, Mario Ferrari, Chief Strategic Officer, Gregory Fess, Senior Vice President and Chief Operating Officer, Mark Dvornik, Executive Vice President of Retro Television Network, James Hearnsberger, Executive Vice President — Finance & Administration, and Glenn Charlesworth, Vice President and Controller. The loss of the services of the new senior management team could harm the business if EBC is not able to find an appropriate replacement on a timely basis. EBC’s success will also be dependent in part on the ability to attract and retain quality general managers and other management personnel for EBC stations. Further, the loss of a significant number of employees or the inability to hire a sufficient number of qualified employees could have a material adverse effect on EBC’s business.
We depend on EBC’s network affiliation relationship with Univision for maintaining EBC’s existing business and expanding into new media markets.
Many of EBC’s television stations are affiliates of Univision and Telefutura (collectively for this discussion, “Univision”) and we anticipate that a number of the television stations we acquire will become affiliates of Univision. These affiliated television stations accounted for 32% and 23% of EBC’s revenues and net loss, respectively, for the fiscal year ended December 31, 2005 and 39% and 69% of EBC’s revenues and net loss, respectively, for the nine month period ended September 30, 2006. Accordingly, EBC’s success largely depends on EBC stations’ continued relationship with Univision and on Univision’s continued success as a broadcast network. We cannot be sure that in the future we will be able to acquire additional Univision markets other than Waco, Texas; Nashville, Tennessee and Jacksonville, Florida. We cannot be sure that the ratings of Univision programming will continue to improve or that Univision will continue to provide programming, marketing and other support to its affiliates on the same basis as currently provided. Finally, by aligning EBC closely with Univision, we may forego other opportunities that could provide diversity of network affiliation and avoid dependence on any one network.
We expect the competition for and the prices of syndicated programming will continue to increase and we may not be able to acquire desired syndicated programming on acceptable terms or at all.
On EBC English language stations, one of EBC’s most significant operating costs is syndicated programming. We may be exposed in the future to increased syndicated programming costs that may adversely affect EBC’s operating results. In addition, syndicated programs that meet EBC’s criteria may not be available in the future or may not be available at prices that are acceptable to us. We believe that the prices of the most sought after syndicated programming will continue to increase.
Syndicated programming rights are often acquired several years in advance and may require multi-year commitments, making it difficult to accurately predict how a program will perform. In some instances, programs must be replaced before their costs have been fully amortized, resulting in write-offs that increase station operating costs.
Competition for popular programming licensed from third parties is intense, and EBC may be outbid by competitors for the rights to new popular syndicated rerun programming or in connection with the renewal of popular rerun syndicated programming we currently license. In addition, renewal costs could substantially exceed the existing contract costs. If we are unable to acquire certain popular programming, EBC’s ratings could decrease which could adversely affect revenue.

Increasing competition in the broadcast television industry and its programming alternatives may adversely affect us.
The broadcast television industry is highly competitive, and EBC’s success depends in large part on the ability to compete successfully with other network affiliated and independent broadcast television stations and other media for viewers and advertising revenues. The ability of broadcast television stations to generate advertising revenues depends to a significant degree upon audience ratings. Through the 1970s, network television broadcasting generally enjoyed dominance in viewership and television advertising revenues, because network-affiliated television stations competed principally with each other in local markets. Beginning in the 1980s, however, this dominance began to decline.
Programming alternatives, such as independent broadcast stations, cable television and other multi-channel competitors, pay-per-view and home videos have fragmented television viewing audiences and subjected television broadcast stations to new types of competition. Since the mid-1980s, cable television and formerly independent stations now affiliated with new networks have captured increasing market share and overall viewership from general broadcast network television. Cable-originated programming in particular has emerged as a significant competitor for broadcast television programming. We also face increasing competition from home satellite delivery, direct broadcast satellite television systems and video delivery systems utilizing telephone lines. Many of EBC’s competitors have longer operating histories and greater resources. As a result of this competition, EBC revenues could be adversely affected.
New technologies may have a material adverse effect on EBC’s results of operations.
Advances in technology may increase competition for viewers and advertising revenue which may have a material adverse effect on EBC’s results of operations. For example, advances in video compression technology could lower entry barriers for new video channels and encourage the development of increasingly specialized “niche” programming. This may increase the number of competitors targeting the same demographic group as us. Future competition in the television industry may include the provision of interactive video and data services capable of providing two-way interaction with commercial video programming, together with information and data services, that may be delivered by commercial television stations, cable television, direct broadcast satellite television and other video delivery systems.
The loss of major advertisers, a reduction in their advertising expenditures, a decrease in advertising rates or a change in economic conditions may materially harm EBC’s business.
EBC derives substantially all of its revenues from advertisers in diverse industries at the local, regional and national levels. The loss of any major advertiser, a reduction in their advertising expenditures, a general decrease in advertising rates, or adverse developments or changes in the local, regional or national economy could materially harm EBC’s business by reducing revenue.
EBC’s revenues are affected by seasonal trends causing additional cash flow concerns during the slower seasons.
The revenues and cash flows of EBC television stations are subject to various seasonal factors that influence the television broadcasting industry as a whole. Like other broadcasters, we experience higher revenues and cash flows during the second and fourth quarters of the year when television viewing and advertising is higher compared to the first and third quarters. The slower seasons result in lower revenue which causes additional cash flow concerns during these quarters.

Failure to observe governmental rules and regulations governing the granting, renewal, transfer and assignment of licenses and EBC’s inability to conclusively anticipate timing and approval actions could negatively impact EBC’s business.
Television broadcasting is a regulated industry and is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended from time to time (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC. Licenses may be as long as eight years under current law. The Communications Act also prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. Additionally, a party must obtain a construction permit from the FCC in order to build a new television station and subsequently obtain a license to commence operations. The Communications Act empowers the FCC, among other things to issue, revoke and modify broadcast licenses; decide whether to approve a change of ownership or control of station licenses; regulate the equipment used by stations; and adopt and implement regulations to carry out the provisions of the Communications Act.
In determining whether to grant, renew, or permit the assignment or transfer of control of a broadcast license, the FCC considers a number of factors pertaining to the licensee, including:
•	compliance with various rules limiting common ownership of media properties;

•	the character of the licensee (i.e., the likelihood that the licensee will comply with applicable law and regulations) and those persons holding attributable interests (i.e., the level of ownership or other involvement in station operations resulting in the FCC attributing ownership of that station or other media outlet to such person or entity in determining compliance with FCC ownership limitations; and

•	compliance with the Communications Act’s limitations on alien ownership.
Additionally, for a renewal of a broadcast license, the FCC will consider whether a station has served the public interest, convenience, and necessity, whether there have been any serious violations by the licensee of the Communications Act or FCC rules and policies, and whether there have been no other violations of the Communications Act and FCC rules and policies which, taken together, would constitute a pattern of abuse. Any other party with standing may petition the FCC to deny a broadcaster’s application for renewal. However, only if the FCC issues an order denying renewal will the FCC accept and consider applications from other parties for a construction permit for a new station to operate on that channel. The FCC may not consider any new applicant for the channel in making determinations concerning the grant or denial of the licensee’s renewal application. Although renewal of licenses is granted in the majority of cases even when petitions to deny have been filed, EBC cannot be sure that its station licenses will be renewed for a full term or without modification.
With respect to obtaining the FCC’s consent prior to assigning a broadcast license or transferring control of a broadcast licensee, if the application involves a substantial change in ownership or control, the filer must comply with the public notice requirements. During the public notice period of not less than 30 days, petitions to deny the application may be filed by interested parties, including certain members of the public. If the FCC grants the application, interested parties then have a minimum 30 day period during which they may seek reconsideration or review of that grant by the FCC or, as the case may be, a court of competent jurisdiction. The full FCC commission has an additional 10 days to set aside on its own motion any action taken by the FCC’s staff.
Due to the factors set forth above, it is possible that the FCC could not approve some or all of the licenses held by EBC in connection with the change in control from the proposed merger with Coconut Palm. The

FCC’s denial of the change in control for some or all of the licenses or a delay in the FCC’s review of the change in control requests may negatively impact the merger and possibly prevent the merger from being consummated between the parties.
In addition, assuming the merger were to occur, the combined company’s failure to observe FCC or other governmental rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short, or less than maximum license renewal terms or for particularly egregious violations, the denial of a license renewal application, the revocation of a license or denial of FCC consent to acquire additional broadcast properties — any of which could negatively impact both EBC existing business and future acquisitions. Additionally, EBC’s inability to conclusively anticipate the timing and approval of license grants, renewals, transfers and assignments may result in uncertainty and negatively impact EBC’s business because of delays and additional expenses.
Changes in FCC regulations regarding media ownership limits have increased the uncertainty surrounding the competitive position of EBC stations in the markets it serves and may adversely affect its ability to buy new television stations or sell existing television stations.
In June 2003, the FCC amended its multiple ownership rules, including, among other things, its local television ownership limitations, its prohibition on common ownership of newspapers and broadcast stations in the same market, as well as its local radio ownership limitations. Under the amended rules, a single entity would be permitted to own up to two television stations in a market with at least five television stations if one of the stations is not among the top-4 ranked stations and could own three television stations in a market with at least 18 television stations as long as two of the stations are not among the top-4 ranked stations. The amended rules also establish new cross media limits to govern the combined ownership of television stations, radio stations and daily newspapers. Specifically, in markets with 4-8 television stations, a single entity can own (1) a combination of one daily newspaper, one television station, and half the ownership limit of radio stations, (2) a combination of one daily newspaper and the full complement of allowed radio stations, or (3) a combination of two television stations (if otherwise permissible) and the full complement of radio stations but no daily newspaper. The effectiveness of these new rules was stayed pending appeal. In June 2004, a federal court of appeals issued a decision which upheld portions of the FCC decision adopting the rules, but concluded that the order failed to adequately support numerous aspects of those rules, including the specific numeric ownership limits adopted by the FCC. The court remanded the matter to the FCC for revision or further justification of the rules, retaining jurisdiction over the matter. The court has partially maintained its stay of the effectiveness of those rules, particularly as they relate to television. The rules are now largely in effect as they relate to radio. The Supreme Court has declined to review the matter at this time, and the FCC must review the matter and issue a revised order. We cannot predict whether, how or when the new rules will be modified, ultimately implemented as modified, or repealed in their entirety.
The new multiple ownership rules could limit EBC’s ability to acquire additional television stations in existing markets that we serve. Legislation went into effect in January 2004 that permits a single entity to own television stations serving up to 39% of U.S. television households, an increase over the previous 35% cap. Large broadcast groups may take advantage of this law to expand further their ownership interests on a national basis.
The restrictions on foreign ownership may limit foreign investment in EBC or in its ability to successfully sell its business.
The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, a U.S. broadcast company such as EBC may have no more than 25% non-

U.S. ownership (by vote and by equity). These restrictions limit EBC’s ability to attract foreign investment in EBC and may impact EBC’s ability to successfully sell its business if EBC were to ever determine that such actions are in the best interests of the company and stockholders.
Failure to observe rules and policies regarding the content of programming may adversely affect EBC’s business.
Stations must pay regulatory and application fees and follow various FCC rules that regulate, among other things:
•	political advertising;

•	children’s programming;

•	the broadcast of obscene or indecent programming;

•	sponsorship identification; and

•	technical operations.
The FCC requires licensees to present programming that is responsive to community problems, needs and interests. In addition, FCC rules require television stations to serve the educational and informational needs of children 16 years old and younger through the stations’ own programming as well as through other means. FCC rules also limit the amount of commercial matter that a television station may broadcast during programming directed primarily at children 12 years old and younger. The FCC requires television broadcasters to maintain certain records and/or file periodic reports with the FCC to document their compliance with the foregoing obligations. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short, less than the maximum, renewal terms, or for particularly egregious violations, the denial of a license renewal application or the revocation of a license.
Because EBC television stations rely on “must carry” rights to obtain cable carriage, new laws or regulations that eliminate or limit the scope of these rights or failures could significantly reduce its ability to obtain cable carriage and therefore reduce its revenues.
Pursuant to the “must carry” provisions of the Cable Television Consumer Protection and Competition Act of 1992, television broadcast stations may elect to require that a cable operator carry its signal if the cable operator is located in the same market as the broadcast station. However, in such cases the broadcast station cannot demand compensation from the cable operator. Such mandatory carriage is commonly referred to as “must-carry.” The future of “must carry” rights is uncertain, especially as they relate to the carriage of digital television. Under the current FCC rules, must-carry rights extend to digital television signals only in limited circumstances. While proposed legislation to broaden such rights has been proposed, we cannot predict whether such legislation will be adopted or the details of any legislation that may be adopted. EBC full-power television stations often rely on “must-carry” rights to obtain cable carriage on specific cable systems. New laws or regulations that eliminate or limit the scope of these cable carriage rights could significantly reduce EBC’s ability to obtain cable carriage, which would reduce EBC’s ability to distribute EBC programming and consequently EBC’s ability to generate revenues from advertising.
In addition, a number of entities have commenced operation, or announced plans to commence operation of internet protocol video systems, using digital subscriber line (“DSL”), fiber optic to the home (“FTTH”) and other distribution technologies. The issue of whether those services are subject to the existing cable television regulations, including must-carry obligations, has not been resolved. There are proposals in Congress and at the FCC to resolve this issue. We cannot predict whether must-carry rights will cover such Internet Protocol Television (“IPTV”) systems. In the event IPTV systems gain a significant share of the video distribution marketplace, and new laws and regulations fail to provide adequate must-carry rights, EBC’s ability to distribute EBC programming to the maximum number of potential viewers will be significantly reduced and consequently EBC’s revenue potential will be significantly reduced.
EBC’s use of local marketing agreements and joint sales agreements may result in uncertainty regarding scheduled programming and/or revenue from the sale of advertising.
We have, from time to time, entered into local marketing agreements, generally in connection with pending station acquisitions which allow us to provide programming and other services to a station that we have agreed to acquire before we receive all applicable FCC and other governmental approvals. FCC rules generally permit local marketing agreements if the station licensee retains ultimate responsibility for and control of the applicable station, including finances, personnel, programming and compliance with the FCC’s rules and policies. EBC cannot be sure that it will be able to air all of EBC’s scheduled programming on a station with which we may have a local marketing agreement or that we would receive the revenue from the sale of advertising for such programming.
We have, from time to time, entered into joint sales agreements, which allow us to sell advertising time on another station. The FCC’s New Rules make joint sales agreements for radio stations an attributable ownership interest if the selling station is located in the same market and sells more than 15% of the other station’s weekly advertising time. The FCC recently initiated a new rulemaking proceeding that could result in rules which make joint sales agreements for television an attributable ownership interest to the same extent that radio joint sales agreements are an attributable ownership interest. The FCC proceeding could result in the adoption of rules which would limit EBC’s opportunities to enter into joint sales agreements with other television stations in a market where we already own one or more television stations, and that could adversely affect EBC’s revenue from advertising.
The industry-wide mandatory conversion to digital television has required us, and will continue to require us, to make significant capital expenditures without assurance that we will remain competitive with other developing technologies.
FCC regulations required all commercial television stations in the United States to commence digital operations on a schedule determined by the FCC and Congress, in addition to continuing their analog operations. Digital transmissions were initially permitted to be low-power, but full-power transmission was required by July 1, 2005 for stations affiliated with the four largest networks (ABC, CBS, NBC and Fox) in the top one hundred markets and is required by July 1, 2006 for all other stations.
EBC has already constructed full power digital television facilities for six of EBC’s stations in the Cheyenne, Wyoming, Amarillo, Texas, Salt Lake City, Utah, Eugene, Oregon, Montgomery, Alabama and Little Rock, Arkansas markets. We have made significant capital expenditures in order to comply with the FCC’s digital television requirements. We will be required to convert an additional fifteen stations into full power digital television stations by February 17, 2009. We expect to spend approximately $2,875,000 on this process.
Another major issue surrounding the implementation of digital television is the scope of a local cable television system’s obligation to carry the signals of local broadcast television stations. On February 10, 2005, the FCC decided that a cable television system is only obligated under the Communications Act to carry a television station’s “primary video” signal and, accordingly, that a cable television system does not have to carry the television station’s digital signal as well as its analog signal (but must carry the digital signal if the station does not have an analog signal). The new digital technology will enable a television station to broadcast four or more video streams of programming to the public, but the FCC said that the cable television system only has an obligation to carry one of those signals (the “primary video” signal) and not all of them, thus rejecting the broadcasters’ request for the FCC to impose a “multicasting” obligation on cable television systems. In addition, the FCC has not yet promulgated rules regarding the obligation of direct broadcast satellite providers to carry the digital signal of a local broadcast station. The FCC decisions could limit the reach of EBC television stations’ digital programming and, to that extent, could have an adverse impact on the revenue we derive from station operations.
If direct broadcast satellite companies do not carry the stations that we own and operate or provide services to, we could lose audience share and revenue.
The Satellite Home Viewer Extension and Reauthorization Act allows direct broadcast satellite television companies to continue to transmit local broadcast television signals to subscribers in local markets provided that they offer to carry all local stations in that market. However, satellite providers have limited satellite capacity to deliver local station signals in local markets. Satellite providers may choose not to carry local stations in any of EBC’s markets. In those markets in which the satellite providers do not carry local station signals, subscribers to those satellite services are unable to view local stations without making further arrangements, such as installing antennas and switches. A principal component of the new regulation requires satellite carriers to carry the analog signals of all local television stations in a market if they carry one. We have taken advantage of that regulation to elect carriage of EBC stations on satellite systems in markets in which local-into-local carriage is provided, however, this has been a time consuming process to provide the local television broadcast signal to certain of these markets. Furthermore, when direct broadcast satellite companies do carry local television stations in a market, they are permitted to charge subscribers extra for such service. Some subscribers may choose not to pay extra to receive local television stations. In the event subscribers to satellite services do not receive the stations that we own and operate or provide services to, we could lose audience share which would adversely affect EBC’s revenue.
Unlike the statutory regulations governing cable carriage of qualified full power television stations, the direct broadcast satellite television companies (i.e., DirecTV and Dish Network) have a choice as to whether or not to provide local television channels in a given television market However, once they decide to carry one local signal, they must carry all the qualified television stations (i.e., local-into-local service) in that market. We have filed carriage elections against the satellite companies for all of EBC’s qualified television stations in which local-into-local delivery is being provided. We have been delayed in certain instances in being carried, however, as we have to provide a good quality signal to a designated local receive facility in a given market, which is often in a building or site controlled by a third party. Therefore additional negotiations are needed to deliver EBC’s signal to this facility in a manner accepted and approved by the FCC, including but not limited to delivery via microwave, satellite or fiber.

EBC’s substantial indebtedness may negatively impact EBC’s ability to implement EBC’s business plan.
As indicated below, following the merger on a pro forma combined basis assuming that the maximum number of Coconut Palm stockholders convert their shares into a pro rata share of the trust account, we will have a significant amount of indebtedness relative to EBC’s equity.

As of September 30, 2006
(In thousands)
Total Current Assets	$37,848
Total Current Liabilities	$14,501
Total Long-term Liabilities	$71,367
EBC’s substantial indebtedness may negatively impact EBC’s ability to implement EBC’s business plan. For example, it could:
•	limit EBC’s ability to fund future working capital and capital expenditures;

•	limit EBC’s flexibility in planning for, or reacting to, changes in EBC’s business and the industry in which we operate;

•	subject us to interest rate risk in connection with any potential future refinancing of our debt;

•	limit our ability to borrow additional funds;

•	increase our vulnerability to adverse general economic and industry conditions; and

•	require us to restructure or refinance our debt, sell debt or equity securities, or sell assets, possibly on unfavorable terms in order to meet payment obligations.
In addition, our existing credit facility contains various financial and operational covenants, both affirmative and negative. The financial covenants include limitations on capital expenditures, restricted payments, minimum revenues and EBITDA and minimum availability. The affirmative covenants include provisions relative to preservation of assets, compliance with laws, maintaining insurance, payment of taxes, notice of proceedings, defaults or adverse changes, timely and accurate financial reporting, inspection rights, maintenance of a GAAP accounting system, renewal of licenses and compliance with environmental laws. The negative covenants include provisions and limitations concerning indebtedness, liens, disposition of assets, fundamental changes, conditions to acquisitions, sale and leaseback of assets, investments, change in business, accounts receivable, transactions with affiliates, amendment of certain agreements, ERISA, margin stock, negative pledges and Local Marketing Agreements.
Violation of any covenant language could adversely affect our ability to draw down or incur additional indebtedness when we otherwise believe it is advisable to do so. Additionally, any violation of covenant language, if not waived, could result in acceleration of the indebtedness. Over a four year period, EBC has been in violation of the EBITDA covenants on two occasions. However, these violations were subsequently waived and no current violations exist. In addition, on one occasion EBC was in violation of its capital expenditure covenant. This violation was also subsequently waived by the lender. An acceleration of indebtedness would severely impact the ability of the company to continue to fund its ongoing operations and, if not cured, its ability to continue as a going concern.
The pro forma financial data included in the risk factor is from Coconut Palm’s Form 424B Prospectus filed with the Securities and Exchange Commission on March 15, 2007, which contains financial information as of September 30, 2006.

Failure of EBC’s internal control over financial reporting could harm our business and financial results.
Following the merger, the combined company will be obligated to establish and maintain adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting in accordance with GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect EBC’s transactions and dispositions of assets, providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements in accordance with GAAP, providing reasonable assurance that receipts and expenditures of EBC are made only in accordance with management authorization, and providing reasonable assurance that unauthorized acquisition, use or disposition of EBC assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. EBC’s growth and entry into new markets and acquisitions of new stations will place significant additional pressure on our system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report financial results accurately and timely or to detect and prevent fraud, which in turn would harm our business and financial results.
An existing lawsuit against EBC and the members of EBC’s board of directors could distract EBC from their operational responsibilities.
EBC and each member of the EBC board of directors has been named in a lawsuit filed by an EBC shareholder in the circuit court of Pulaski County, Arkansas on June 14, 2006. The lawsuit was filed as a class action, meaning that the plaintiff, Mr. Max Bobbitt, seeks to represent all shareholders in the class, provided the class is certified by the court. Mr. Bobbitt owns 115,000 shares of Class A common stock, and thus represents less than 5% of any class of EBC equity. The complaint makes various allegations against EBC and the board of EBC with respect to the merger and other matters. EBC views the lawsuit as baseless and will continue to vigorously defend the matter. Coconut Palm and EBC are proceeding with the merger in accordance with the terms of the merger agreement. During the course of this litigation it is possible that members of EBC’s senior management and members of the board of directors continuing with EBC following the merger may have to devote significant time and effort to the resolution of such litigation adversely impacting their ability to properly attend to the operations of the combined company. It is also possible that any judgment or settlement may adversely affect the financial position of the combined company.
Some members of the proposed management team of combined company are also partners in Royal Palm, an affiliate of Coconut Palm, and will not devote all of their time to the combined company and may also have conflicts of interest with the combined company.
Richard C. Rochon, the proposed Vice Chairman of the combined company, Robert C. Farenhem, a proposed director of the combined company and Mario B. Ferrari, the proposed Chief Strategic Officer of the combined company, are currently partners in Royal Palm Capital Partners, LLP, a private equity investment and management firm which has several investments in other companies. Messrs. Rochon, Farenhem and Ferrari will continue to be partners in Royal Palm and will continue work for Royal Palm in addition to their new proposed duties with the combined company following the completion of the merger. Even though Mr. Ferrari anticipates being able to provide all necessary service to the combined company in satisfaction of his duties as the Chief Strategic Officer of the combined company, he will not devote his full time to the combined company by virtue, in part, to his position in Royal Palm. Further, it is possible that conflicts of interest may arise between the duties owed to Royal Palm and the combined company. Mr. Ferrari’s anticipated dual role as the combined company’s Chief Strategic Officer in addition to his role as a partner at Royal Palm Capital Partners reflects his ongoing strategic and operational involvement with the combined company post-merger. Mr. Ferrari will not have an employment agreement with the combined company. Mr. Ferrari’s strategic oversight role with the Company will entail continuing to develop the management plan with its senior executives, identifying acquisitions and strategic partners, oversight of capital markets activity, recruiting executives and monitoring the capital budget process. It is anticipated that Mr. Ferrari will devote a minimum of 10 hours per week of his time to this role. Mr. Ferrari currently serves on the board of directors of two additional public companies in which RPCP holds investments and is actively involved in identifying new investments for RPCP on an ongoing basis. One of Royal Palm’s affiliates, RPCP Investments, LLLP, is currently a holder of approximately 17.9% of the issued and outstanding common stock of Coconut Palm and is anticipated be a 6.1% holder of the issued and outstanding common stock of the combined company upon consummation of the merger. Messrs. Rochon and Farenhem will serve as directors of the combined company, and along with two additional directors selected by Coconut Palm which are anticipated to be independent directors within the meaning of the applicable exchange or quotation system in which our securities are listed, will comprise four of the nine directors provided for pursuant to terms of the merger agreement. While Mr. Rochon will serve as an active Vice Chairman, the only partner of Royal Palm to serve in executive management will be Mario B. Ferrari as the proposed Chief Strategic Officer.
We may not be able to grow our business through acquisitions.
We intend to continue to pursue the acquisition of additional television stations. Our ability to acquire additional television stations involves risks including:
•	we may be unable to obtain required approval by the FCC of the assignments or transfers of control of licenses issued by the FCC;

•	the law limits the number and location of broadcasting properties that any one person or entity (including its affiliates) may own;

•	the market to purchase television stations is highly competitive, and many potential acquirers have greater resources available than we have to make such acquisitions;

•	stations may not be available for purchase;

•	we may be unable to obtain desired affiliations for all of the stations we acquire in the future; and

•	we may not have the financial resources necessary to acquire additional stations.
The ability to grow our business will be negatively impacted if we are unable to successfully implement our acquisition plans. Once we acquire a station, we cannot be sure that we will be successful in integrating the acquired stations into our existing business or that these integration efforts will not adversely divert our limited management resources.
If third parties bring claims against us or if EBC has breached any of its representations, warranties or covenants set forth in the merger agreement, we may not be adequately indemnified for any losses arising therefrom.
A total of 2,100,000 shares of common stock of Coconut Palm to be issued to the holders of EBC Class A and Class B common stock as part of the merger consideration will be withheld from each holder on a pro rata basis and shall be placed in escrow to secure the indemnity obligations of EBC under the merger agreement. The merger agreement provides that the EBC shareholders will indemnify Coconut Palm for losses arising from:
•	an inaccuracy or breach of the representations and warranties,

•	the non-fulfillment or breach of any covenant by EBC, and

•	certain taxes of EBC or any subsidiary not properly accrued.
Such indemnification is limited to the aggregate amount of the value of the escrow. However, if the total indebtedness of EBC at the closing of the merger is less than $72,000,000, then the combined entity will be responsible for satisfying any indemnification claims, acting like a deductible, up to the amount that EBC’s closing indebtedness is less than $72,000,000.
In addition, the survival period for any claims under the merger agreement is limited to one year after the closing of the merger. Accordingly, we will be prevented from seeking indemnification for any claims above the aggregate threshold or arising after the one-year survival period.

Risks Related to our merger with Equity Broadcasting Corporation, including a discussion of such risks as of prior to completion of the merger
If 20% or more of the holders of Coconut Palm’s common stock issued in its public offering decide to vote against the proposed acquisition, Coconut Palm may be forced to liquidate, stockholders may receive less than approximately $5.6685 per share and the warrants will expire worthless.
Under the terms of Coconut Palm’s corporate charter, if 20% or more of the shares issued in Coconut Palm’s initial public offering decide to vote against the proposed merger and opt to convert their shares to cash, Coconut Palm may ultimately be forced to liquidate. While Coconut Palm will continue to search to acquire an operating company in the service business industry, if a letter of intent, agreement in principle or definitive agreement is executed by September 14, 2007, it will be forced to liquidate. In any liquidation, the net proceeds of Coconut Palm’s initial public offering held in the trust account, plus any interest earned thereon, will be distributed on a pro rata basis to the holders of Coconut Palm’s common stock issued in its public offering. If Coconut Palm is forced to liquidate its assets, the per-share liquidation will be the amount deposited in the trust account at the time of the initial public offering, plus interest accrued thereon until the date of any liquidation. As of December 31, 2006, there was approximately $5.6685 per share. Furthermore, there will be no distribution with respect to Coconut Palm’s outstanding warrants and, accordingly, the warrants will expire worthless.
The combined company’s working capital could be reduced, and Coconut Palm stockholders could own less than 34% of the combined company’s outstanding common stock, if Coconut Palm stockholders exercise their right to convert their shares into cash.
Pursuant to Coconut Palm’s certificate of incorporation, holders of shares issued in Coconut Palm’s initial public offering may vote against the merger and demand that Coconut Palm convert their shares into cash. Coconut Palm and EBC will not consummate the merger if holders of 20% or more shares of common stock issued in Coconut Palm’s initial public offering exercise these conversion rights. To the extent the merger is consummated and holders of less than 20% of Coconut Palm’s common stock issued in its initial public offering have demanded to convert their shares, there will be a corresponding reduction in the amount of funds available to the combined company following the merger and a reduction in the aggregate percentage of the combined company that is owned by Coconut Palm’s stockholders after the merger. Additionally, if holders demand to convert their shares, there may be a corresponding reduction in the value of each share of common stock held in the combined company. As of December 31, 2006, assuming the merger proposal is adopted, the maximum amount of funds that could be disbursed to Coconut Palm’s stockholders upon the exercise of the conversion rights would be approximately $13,030,954 or approximately 19.99% of the funds currently held in trust. If no funds were disbursed to Coconut Palm stockholders upon the exercise of the conversion rights, the percentage of the combined company’s common stock that would be owned by the Coconut Palm stockholders would be approximately 34%. If the maximum amount of funds were disbursed, the percentage of the combined company’s common stock that would be owned by the Coconut Palm stockholders who did not exercise their conversion right would be approximately 30%.
A substantial number of the combined company’s shares will become eligible for future resale in the public market after the merger which could result in dilution and an adverse effect on the market price of those shares.
If the merger is consummated, warrants to purchase 23,000,000 shares of common stock issued in connection with Coconut Palm’s initial public offering will become exercisable on the date the merger is consummated, as described under “Description of Coconut Palm Securities — Warrants.” Moreover, 2,500,000 shares of Coconut Palm common stock purchased by stockholders prior to Coconut Palm’s initial public offering will be held in escrow until September 8, 2008, at which time they will be released from escrow and be eligible for resale in the public market subject to compliance with applicable law. Consequently, at various times after completion of the merger, a substantial number of additional shares of Coconut Palm common stock will be eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of such shares and of the warrants.
Coconut Palm’s existing stockholders will incur immediate and substantial dilution of their ownership and voting interests upon completion of the merger.
After completion of the merger through the issuance of additional shares of Coconut Palm common stock to the shareholders of EBC, Coconut Palm’s existing stockholders’ voting interest will be diluted from 100% to approximately 34.4% of the combined company’s voting interests assuming maximum approval, and approximately 30.5% of the combined company’s voting interests assuming minimum approval.
If the merger’s benefits do not meet the expectations of financial or industry analysts, the market price of Coconut Palm’s common stock may decline.
The market price of Coconut Palm’s common stock may decline as a result of the merger if:
•	Coconut Palm does not achieve the perceived benefits of the merger as rapidly, or to the extent anticipated by, financial or industry analysts; or

•	the effect of the merger on Coconut Palm’s financial results is not consistent with the expectations of financial or industry analysts.
Accordingly, investors may experience a loss as a result of a decline in the market price of Coconut Palm’s common stock. In addition, a decline in the market price of Coconut Palm’s common stock could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
If Coconut Palm is unable to list on the Nasdaq Global Market or other national securities exchange, then it may be difficult for its stockholders to sell their securities.
Pursuant to the terms of the merger agreement, within 30 days of the merger, Coconut Palm has an obligation to make an application to the Nasdaq Global Market, or a national securities exchange, and to make reasonable efforts to obtain approval for the listing of Coconut Palm common stock on such exchange. If Coconut Palm’s application is denied or delayed, the liquidity of Coconut Palm common stock may decline significantly making it difficult for stockholders to sell their securities.
The lack of diversification in the business of the combined company affects Coconut Palm’s ability to mitigate the risks that it may face or to offset possible losses that it may incur as a result of competing in the television broadcasting industry.
The prospects for Coconut Palm’s success will be dependent upon the future performance of a single business. Coconut Palm may not have the resources to diversify its operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, Coconut Palm’s lack of diversification may subject Coconut Palm to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on Coconut Palm and may result in Coconut Palm’s dependency upon the development or market acceptance of EBC’s television stations.

If you do not vote your shares at the Coconut Palm special meeting or give instructions to your broker to vote or abstain from voting you will not be eligible to convert your shares of Coconut Palm common stock into cash and receive a portion of the trust account upon consummation of the merger.
Pursuant to Coconut Palm’s certificate of incorporation, a holder of shares of Coconut Palm’s common stock issued in its initial public offering may, if the stockholder votes against the merger, demand that Coconut Palm convert such shares into cash. This demand must be made on the proxy card at the same time that the stockholder votes against the merger proposal. If so demanded, Coconut Palm will convert each share of common stock into a pro rata portion of the trust account in which a substantial portion of the net proceeds of Coconut Palm’s initial public offering are held, plus all interest earned thereon. If you exercise your conversion rights, then you will be exchanging your shares of Coconut Palm common stock for cash and will no longer own these shares. You will only be entitled to receive cash for these shares if you continue to hold these shares through the closing date of the merger and then tender your stock certificate to Coconut Palm’s transfer agent, Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004, Attention: Mark Zimkind, telephone (212) 845-3287. Inquiries regarding conversion may be addressed to Continental Stock Transfer. If the merger is not completed, then these shares will not be converted into cash at this time and Coconut Palm will need to liquidate if a business combination is not completed by September 14, 2007, as applicable. Shares that are not voted or are broker non-voted or where the stockholder abstains from voting shall not in any event be eligible to be converted into cash upon completion of the merger.
Failure to complete the merger could negatively impact the market price of Coconut Palm’s common stock and may make it more difficult for Coconut Palm to attract another acquisition candidate, resulting, ultimately, in the disbursement of the trust proceeds, causing investors to experience a loss of their investment.
If the merger is not completed for any reason, Coconut Palm may be subject to a number of material risks, including:
•	the market price of Coconut Palm’s common stock may substantially decline;

•	costs related to the merger, such as legal and accounting fees and the costs of the fairness opinion, must be paid even if the merger is not completed; and

•	charges will be made against earnings for transaction-related expenses, which could be higher than expected.
Such decreased market price and added costs and charges of the failed merger, together with the history of failure in consummating a merger, may make it more difficult for Coconut Palm to attract another acquisition candidate, resulting, ultimately, in the disbursement of the trust proceeds, causing investors to experience a loss of their investment.
If Coconut Palm does not consummate the merger with EBC and it is unable to consummate any business combination by September 14, 2007, as applicable, and is forced to dissolve and liquidate, payments from the trust account to Coconut Palm’s public stockholders may be delayed.
If Coconut Palm does not consummate the business combination with EBC and it is unable to consummate any business combination by September 14, 2007, Coconut Palm will dissolve and liquidate. Coconut Palm anticipates that, promptly after such date, the following will occur:
•	Coconut Palm’s board of directors will convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;

•	Coconut Palm will promptly file its preliminary proxy statement with the SEC;

•	if the SEC does not review the preliminary proxy statement, then, 10 days following the filing of such preliminary proxy statement, Coconut Palm will mail the definitive proxy statement to stockholders, and 10-20 days following the mailing of such definitive proxy statement, Coconut Palm will convene a meeting of stockholders, at which they will vote on the plan of dissolution and liquidation; and

•	if the SEC does review the preliminary proxy statement, Coconut Palm currently estimates that it will receive their comments approximately 30 days after the filing of such proxy statement. Coconut Palm would then mail the definitive proxy statement to stockholders following the conclusion of the comment and review process (the length of which it cannot predict with any certainty, and which may be substantial) and Coconut Palm will convene a meeting of stockholders at which they will vote on the plan of dissolution and liquidation.
Coconut Palm currently expects that the costs associated with the implementation and completion of the plan of dissolution and liquidation would not be more than approximately $50,000 to $75,000. Coconut Palm anticipates that members of Coconut Palm management will advance Coconut Palm the funds necessary to complete such dissolution and liquidation.
Coconut Palm will not liquidate the trust account unless and until stockholders approve the plan of dissolution and liquidation. Accordingly, the foregoing procedures may result in substantial delays in its liquidation and the distribution to public stockholders of the funds in the trust account and any remaining net assets as part of the plan of dissolution and liquidation.
Coconut Palm stockholders may be held liable for claims by third parties against it to the extent of distributions received by them.
If Coconut Palm is unable to complete the merger with EBC and it is unable to consummate any business combination by September 14, 2007, as applicable, Coconut Palm will promptly adopt a plan of dissolution and initiate procedures for a dissolution and liquidation. Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If we complied with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that we make reasonable provision for all claims against us, including a 60-day notice period during which any third-party claims can be brought against us, a 90-day period during which we may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of a stockholder with respect to a liquidating distribution would be limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our public stockholders amounts owed to them by us.
Coconut Palm’s founding stockholder, RPCP Investments, could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of its stockholders may extend beyond the third anniversary of such dissolution. RPCP Investments will be personally liable to pay debts and obligations, if any, to creditors that are owed money by Coconut Palm in excess of the net proceeds of Coconut Palm’s initial public offering not held in the trust account. As of December 31, 2006, Coconut Palm’s working capital deficit is approximately $1,925,141. Based on information obtained from such entity, Coconut Palm currently believes that such entity is of substantial means and capable of satisfying such debts and obligations even though Coconut Palm has not requested it to reserve for such an eventuality. However, there is no assurance that RPCP Investments will be able to satisfy those obligations.
Additionally, if Coconut Palm is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it which is not dismissed, any distributions received by stockholders in the dissolution could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by the stockholders in the dissolution.
An effective registration statement may not be in place when a Coconut Palm stockholder desires to exercise warrants, which would preclude the Coconut Palm stockholder from being able to exercise his, her or its warrants and cause those warrants to be practically worthless.
The outstanding Coconut Palm warrants will become exercisable upon the completion of the merger. However, none of the outstanding Coconut Palm warrants will be exercisable, and we will not be obligated to net cash settle the warrants, unless at the time a holder seeks to exercise these warrants, a prospectus relating to the common stock issuable upon exercise of these warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of these warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of these warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, these warrants may have no value, the market for these warrants may be limited and these warrants may expire unexercised and worthless. Thus, in these instances, the purchaser of a unit purchased in our initial public offering would have paid the $6.00 purchase price for the one share of our common stock included in the unit.
We may choose to redeem our outstanding warrants when a prospectus relating to the common stock issuable upon exercise of such warrants is not current and the warrants are not exercisable, which may result in warrant holders receiving much less than fair value for the warrants or no value at all.
We may redeem the warrants issued as a part of our units at any time in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption to warrant holders. Redemption of the warrants could force the warrant holders to:
•	exercise the warrants and pay the exercise price therefore at a time when it may be disadvantageous for the holders to do so;

•	sell the warrants at the then current market price when they might otherwise wish to hold the warrants; or

•	accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.
Further, if we redeem the warrants while the prospectus relating to the common stock issuable upon exercise of the warrants is not current, all warrant holders, including without limitation CPACW, LLLP, whose general partner is RPCP Investments, will not be able to exercise their warrants and may receive much less than fair value for the warrant or no value at all. In that event, CPACW, LLLP, who owns 2,000,000 warrants, would also receive much less than fair value for the warrants or no value at all.

Risks Related to the Offering
The first vote of EBC shareholders may be deemed an offer and sale of Coconut Palm securities in violation of Section 5 of the Securities Act, which could result in recission payments to EBC shareholders.
The first vote by the EBC shareholders on June 15, 2006 on the merger prior to the filing of this Registration Statement may be deemed to be an investment decision by EBC shareholders constituting an offer and sale by Coconut Palm of its securities. If so, then such an offer and sale without an effective registration statement relating to the offered Coconut Palm securities or an applicable exemption from registration may have violated Section 5 of the Securities Act of 1933, which makes it unlawful to sell a security unless a registration statement as to the security is in effect. If the June 15, 2006 vote by EBC shareholders did constitute a violation of Section 5 of the Securities Act, and if EBC shareholders had received Coconut Palm securities based upon such vote, then such shareholder may have had the right to tender the Coconut Palm securities back to Coconut Palm in return for the consideration the EBC shareholder paid plus interest.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our units, common stock and warrants are each quoted on the OTC Bulletin Board under the symbols CNUTU, CNUT, and CNUTW respectively. The following table sets forth the high and low closing bid quotations for the calendar quarter for the fiscal year ended December 31, 2006. The over-the-counter market quotations reported below reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

For year ended	Units		Common Stock		Warrants
December 31, 2005	High	Low	High	Low	High	Low
First Quarter	N/A	N/A	N/A	N/A	N/A	N/A

Second Quarter	N/A	N/A	N/A	N/A	N/A	N/A

Third Quarter	$6.20	$6.10	N/A	N/A	N/A	N/A

Fourth Quarter	$6.40	$6.05	$5.30	$5.10	$0.54	$0.48

For year ended	Units		Common Stock		Warrants
December 31, 2006	High	Low	High	Low	High	Low
First Quarter	$7.50	$6.18	$5.77	$5.20	$0.90	$0.45

Second Quarter	$8.00	$6.45	$5.81	$5.31	$1.22	$0.40

Third Quarter	$6.26	$6.05	$5.44	$5.34	$0.47	$0.38

Fourth Quarter	$6.42	$5.90	$5.55	$5.37	$0.47	$0.28
Holders
As of January 19, 2007 , there was one holder of record of Coconut Palm’s units, two holders of record of Coconut Palm’s common stock and one holder of record of Coconut Palm’s warrants.

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
For a description of the use of proceeds generated in our initial public offering, see Part II, Item 7 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

	April 29, 2005		April 29, 2005
	(Date of Inception) to	Year ended	(Date of Inception) to
Income Statement Data	December 31, 2005	December 31, 2006	December 31, 2006

Operating costs	$(146,923)	$(521,257)	$(668,180)
Interest income	507,871	2,082,481	2,590,352

Income before provision for income taxes	360,948	1,561,224	1,922,172
Provision for income taxes	(25,756)	(112,989)	(138,745)

Net income	335,192	1,448,235	1,783,427

Net income allocable to common stockholders not subject to possible conversion	$235,125	$1,035,086	$1,270,211

Weighted average number of shares outstanding:
Basic	7,544,534	14,000,000
Diluted	7,895,119	15,821,363

Net income per share:
Basic	$0.04	$0.10
Diluted	$0.04	$0.09

Weighted average number of shares outstanding exclusive of shares subject to possible conversion:
Basic	6,536,132	11,701,150
Diluted	6,886,717	13,522,513

Net income per share not subject to possible conversion:
Basic	$0.04	$0.09
Diluted	$0.03	$0.08

Balance Sheet Data	December 31, 2005	December 31, 2006

Cash and cash equivalents	$934,086	$116,710
Investments held in trust fund	63,120,584	65,187,362

Total assets	$64,069,669	$67,475,419

Total liabities	$101,333	$2,058,848
Common stock subject to possible conversion (including interest)	12,617,805	13,030,954
Total stockholders’ equity	51,350,531	52,385,617

Total liabilities and stockholders’ equity	$64,069,669	$67,475,419

See Notes to Financial Statements

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of financial condition and results of operations should be read together with “Selected Financial Data,” and our financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K.
Risk Factors That May Affect Future Results
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on 10-K under “Risk Factors” and elsewhere and in our other Securities and Exchange Commission filings. Given such risks and uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance and should not be considered statements of fact. These forward-looking statement speak only as of the date of this report and, unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.
Overview
Coconut Palm was formed on April 29, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination. Coconut Palm intends to utilize cash derived from the proceeds of its recently completed public offering, its capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.
Coconut Palm consummated its initial public offering on September 14, 2005. All activity from April 29, 2005 through September 14, 2005 is related to its formation and its initial public offering. On September 19, 2005, Coconut Palm closed on an additional 1,500,000 units that were subject to the underwriters’ over-allotment option.
Since closing Coconut Palm’s initial public offering on September 14, 2005, Coconut Palm has been actively engaged in identifying an appropriate business combination candidate. It has met with target companies, service professionals and other intermediaries to discuss with them Coconut Palm’s business, the background of its management and its combination preferences. In the course of these discussions, it has also spent time explaining the capital structure of the initial public offering, the combination approval process, and the timeline under which it is operating before the proceeds of the offering are returned to investors. Coconut Palm would gauge the environment for target companies to be highly competitive. While it has executed an Agreement and Plan of Merger with a possible merger partner as described below, there are still closing conditions to be satisfied and therefore there can be no assurance that it will ultimately find and close a suitable business combination in the time allotted for it to close a transaction with a business combination candidate.
Developments in Finding Suitable Business Combination Partner
On April 7, 2006, Coconut Palm entered into the merger agreement pursuant to which EBC will merge with and into Coconut Palm, with Coconut Palm remaining as the surviving corporation. Following completion of the merger, it is anticipated that Coconut Palm will change its name to more properly reflect its status as a diversified media company. EBC is headquartered in Little Rock, Arkansas and is a leading operator of television stations serving Spanish-language markets in the U.S. As of April 13, 2006, EBC’s broadcasts reached approximately 15.1 million households, nearly 14% of all U.S. households. The merger agreement was amended as of May 5, 2006 primarily to provide for the extension of the due diligence review period for an additional one week beyond the initial four week period. On May 12, 2006, Coconut Palm completed its due diligence review of EBC in connection with the merger agreement and informed EBC that is was proceeding with the merger pursuant to the terms of the merger agreement.
On June 15, 2006, Coconut Palm was informed by EBC that EBC shareholders had approved the merger. Coconut Palm was also informed that EBC and each member of the EBC board of directors had been named in a lawsuit filed by an EBC shareholder in the circuit court of Pulaski County, Arkansas on June 14, 2006. The lawsuit was filed as a class action, meaning that the plaintiff, Mr. Max Bobbitt, seeks to represent all shareholders in the class, provided the class is certified by the court. The complaint makes various allegations against EBC and the board of EBC with respect to the merger and other matters. In addition to requesting unspecified compensatory damages, the plaintiff also requested injunctive relief to enjoin the EBC annual shareholder meeting and the vote. An injunction hearing was not held before the EBC annual meeting regarding the merger so the meeting and shareholder vote proceeded as planned and the EBC shareholders approved the merger. On August 9, 2006, EBC’s motion to dismiss the lawsuit was denied. According to EBC, EBC views the lawsuit as baseless and they will continue to vigorously defend the matter. Coconut Palm and EBC are proceeding with the merger in accordance with the terms of the merger agreement. However, EBC’s board of directors will call a special meeting of its shareholders for reconsideration of the merger agreement.
On September 14, 2006, Coconut Palm, EBC and certain EBC shareholders entered into the second amendment to the merger agreement, providing for (i) the increase in the number of members of the combined company’s board of directors from seven to nine, (ii) the extension of the termination date of the merger agreement from December 31, 2006 to March 31, 2007, and (iii) the increase in EBC’s maximum indebtedness to reflect EBC’s operations, and in particular the acquisition and disposition of assets, for the period from September 14, 2006 to March 31, 2007.
The obligations of the parties to consummate the merger are subject to certain closing conditions including, among others, Coconut Palm’s stockholder approval, government approvals (including without limitation those approvals relating to antitrust, FCC licenses and the effectiveness of a registration statement filed with the SEC) and the execution and closing by Univision of the asset purchase agreement providing for the sale to Univision of two EBC TV stations.
Coconut Palm has scheduled a shareholder meeting for March 29, 2007 at which time its stockholders will be voting to approve the merger with EBC.

Results of Operations for the period from April 29, 2005 through December 31, 2005
For the period from April 29, 2005 (date of inception) to December 31, 2005 operating costs of $146,923 consisted primarily of $10,869 of travel and entertainment expenses, $18,029 of printing expenses, $22,396 for directors and officers liability insurance, $28,000 for rent expense, $26,925 for professional fees for legal, audit and tax services, $1,116 of other expenses and franchise taxes of $39,588; offset by interest income on the trust account investments, including interest allocable to shares subject to possible conversion, in the amount of $500,584 and interest on cash and cash equivalents of $7,287. Coconut Palm also had a provision for incomes taxes in the amount of $25,756. This resulted in net income for the period from April 29, 2006 (date of inception) to December 31, 2005 of $335,192.
Results of Operations for the period from January 1, 2006 through December 31, 2006
For the twelve month period ended December 31, 2006 operating costs of $521,257 consisted primarily of $10,610 of travel and entertainment expenses, $18,569 of printing expenses, $74,999 for directors and officers liability insurance, $90,000 for rent expense, $214,245 for professional fees, $30,807 for Florida tangible tax, operating costs of $1,947 and franchise taxes of $80,080, offset by interest allocable to shares subject to possible conversion, in the amount of $2,066,778 and interest on cash and cash equivalents of $15,703. We also have a provision for income taxes in the amount of $112,892. This resulted in net income for the twelve month period ended December 31, 2006 of $ $1,448,235.
Liquidity and Capital Resources
Of the net proceeds of our initial public offering consummated on September 14, 2005, $62,620,000 was placed in a trust fund, with the remaining net proceeds of approximately $988,044 available to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of December 31, 2006 the balance held in the trust was $65,187,362, representing the original principal plus interest of $2,567,362. We will use substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At December 31, 2006, we had cash outside of the trust fund of $116,710, prepaid expenses of $16,997, deferred acquisition costs of $2,154,350 and total current liabilities of $2,058,898, leaving us with working capital deficiency of $1,925,141, excluding investments held in trust and interest attributable to common stock, subject to possible conversion.
As of December 31, 2006, Coconut Palm has accumulated $2,154,350 in deferred costs related to the proposed merger with EBC. These costs will be capitalized contingent upon the completion of the merger following the required approval by Coconut Palm’s and EBC’s stockholders and the fulfillment of certain other conditions. If the merger is not completed these costs will be recorded as expense.

The table below compares the use of net proceeds from Coconut Palm’s initial public offering held outside of the trust estimated at the time of the public offering (September 8, 2005) versus those estimated by Coconut Palm as of December 31, 2006.

	S-1	Currently estimated
Net Proceeds
Held in trust	$62,620,000	$65,671,338
Not held in trust	1,000,000	988,044	(1)

Use of proceeds not held in trust

Legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiation of a business combination.	200,000	3,785,316

Due diligence of prospective target business	100,000	531,776

Payment of $7,500 in administrative fees to Royal Palm Capital Management, LLLP	180,000	140,500

Legal and accounting fees related to SEC reporting obligations	40,000	775,836

Working capital to cover other expenses, D & O insurance and reserves	380,000	106,024

(1)	Original available funds are not sufficient to satisfy estimated transaction costs prior to the merger with EBC.
Management of Coconut Palm estimates that the total cost required to consummate the acquisition of EBC will be approximately $5,565,654. This estimated amount includes $1,250,000 payable to Morgan Joseph as a financial advisory and investment banking fee and $150,000 payable to Jones-Sagansky Broadcast Group, LLC (“JSBG”) for media advisory services. These fees are only payable upon the successful closing of our acquisition of EBC. If the transaction with EBC is not consummated an aggregate of approximately $2,951,408 will be due for claims or liabilities which RPCP has agreed to indemnify the trust account. RPCP is an investment holding company that owns securities of Royal Palm portfolio companies. The net market value of these securities, excluding the securities of the Company, exceeds the current estimate of claims or liabilities which RPCP has agreed to indemnify the trust account by more than 200%. The liquidity of the securities owned by RPCP are subject to market demand and, given that RPCP may be deemed to be an affiliate, also subject to resale restrictions applicable to affiliates, such as volume limitations. The increase in fees versus our original estimates is due primarily to the complexity, size, the length of time and associated expenses that have been required to complete the merger primarily including the time and expense of preparing various regulatory filings and the associated costs therewith relative to what was originally estimated. Such increases are not necessarily based on the number of months since Coconut Palm’s initial public offering, but rather the time and process from the initiation of the drafting of the merger agreement in April through the expected closing, unanticipated events, and related expenditures on advisors. Given that the total currently estimated use of proceeds exceeds the net proceeds held out of trust, it is unlikely that Coconut Palm will be able to complete a business combination other than the proposed combination with EBC. Certain of our advisors have agreed to alter or defer their fees or a substantial portion thereof until the consummation of a transaction and to forego such fees in the event the merger is not consummated. Coconut Palm is continuing to attempt to obtain signed waivers, by written request, from its service providers whereby they irrevocably waive any and all rights, interests, claims, demands, damages, actions, causes of action or suit of any nature whatsoever, known or unknown, foreseen or unforeseen, in law or equity, that the service provider may have against Coconut Palm or the trust fund in respect of funds held in the trust fund for the benefit of such public stockholders. No service providers have yet agreed to such a waiver and in the event no waivers are obtained and the merger is not consummated, RPCP has agreed to indemnify the trust. Accordingly, Coconut Palm believes it has adequate funds to complete the proposed merger with EBC. In the event the business combination is not completed, Coconut Palm could try to raise any required funds via a private offering of debt or equity securities to continue searching for an acquisition candidate. However, there is no guarantee that Coconut Palm would be successful in completing such fundraising on terms acceptable to Coconut Palm and Coconut Palm may be forced to liquidate.
     The table below discloses the expected uses of the proceeds held in trust once they are released to Coconut Palm in connection with the merger with of EBC.

Net of proceeds held in trust	$65,671,338

Cash portion of merger consideration to be paid to EBC preferred shareholders.	25,000,000

Payment to Coconut Palm stockholders electing to exercise conversion rights, assuming maximum conversion.	13,127,700

Transaction success fee payable to Morgan Joseph and Jones-Sagansky Broadcast Group.	1,400,000

Total estimated costs required to consummate the acquisition, excluding transaction success fees, and net proceeds from the IPO not held in trust	2,951,408

Working capital	$23,192,230
As of December 31, 2006, Coconut Palm had accumulated $2,154,350 in deferred costs related to the proposed acquisition of EBC. These costs will be expensed contingent upon the completion of the merger following the required approval by Coconut Palm’s stockholders and the fulfillment of certain other conditions. If the merger is not completed these costs will be recorded as expense.
Coconut Palm’s founding stockholder, RPCP Investments, has agreed with Coconut Palm and the underwriters to be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by Coconut Palm for services rendered or contracted for or products sold to it in excess of the net proceeds of the offering not held in the trust account. Coconut Palm cannot guarantee that the founding stockholder would be able to satisfy these obligations. If the founding stockholder is unable to meet these obligations Coconut Palm may be forced to liquidate.
On August 17, 2006, Coconut Palm and Continental Stock Transfer and Trust Company, as the Warrant Agent, entered into a Warrant Clarification Agreement clarifying an accounting issue relating to derivative financial instruments.

On January 17, 2007, Coconut Palm and Continental Stock Transfer and Trust Company, as the Warrant Agent, entered into an Amended and Restated Warrant Clarification Agreement clarifying that registered holders do not have the right, and did not have the right when the parties initially entered into the Warrant Agreement, to receive a net cash settlement in the event Coconut Palm does not maintain a current prospectus relating to the common stock of Coconut Palm issuable upon exercise of the Warrants at the time such Warrants are exercisable.
On January 17, 2007, Coconut Palm, Morgan Joseph & Co., EarlyBirdCapital, Inc., David Nussbaum, and Steven Levine entered into a Unit Purchase Option Clarification Agreement clarifying that the Option holder does not have the right, and did not have the right at the issuance of the Purchase Option, to receive a net cash settlement in the event Coconut Palm does not maintain a current prospectus relating to the units, common stock and warrants issuable upon exercise of the purchase option at the time such Purchase Option is exercisable.
As indicated in the accompanying financial statements, at December 31, 2006 the Company had out of trust cash of $116,710 and a working capital deficit of $1,925,141 for activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. The Company has incurred and expects to incur significant costs in pursuit of its acquisition plans.
As closing conditions were met, Coconut Palm Acquisition Corp. and Equity Broadcasting Corporation consummated the merger on March 30, 2007. Coconut Palm changed its name to Equity Media Holdings Corporation.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
COCONUT PALM ACQUISTION CORP.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	53

Balance Sheets — As of December 31, 2006 and December 31, 2005	54

Statements of Operations — Year Ended December 31, 2006, From April 29, 2005 (date of inception) to December 31, 2005, and From April 29, 2005 (date of inception) to December 31, 2006	55

Statements of Stockholders Equity — From April 29, 2005 (date of inception) to December 31, 2006	56

Statements of Cash Flows — Year Ended December 31, 2006, From April 29, 2005 (date of inception) to December 31, 2005, and From April 29, 2005 (date of inception) to December 31, 2006	57

Notes to the Financial Statements	58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Coconut Palm Acquisition Corp.
We have audited the accompanying balance sheets of Coconut Palm Acquisition Corp. (a development stage company) (the “Company”) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006, and for the period from April 29, 2005 (date of inception) through December 31, 2005 and for the period from April 29, 2005 (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Coconut Palm Acquisition Corp. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006, for the period from April 29, 2005 (date of inception) through December 31, 2005 and for the period from April 29, 2005 (date of inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As described in Note J, on March 30, 2007, the Company’s merger with Equity Broadcasting Corporation, an Arkansas Corporation was consummated and the Company changed its name to Equity Media Holdings Corporation.
Eisner LLP
New York, New York
March 31, 2007

COCONUT PALM ACQUISITION CORP.
(a development stage company)
BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$116,710	$934,086
Prepaid expenses	16,997	14,999

Total current assets	133,707	949,085

Other assets:
Investments held in trust fund	65,187,362	63,120,584
Deferred acquisition costs	2,154,350	—

Total other assets	67,341,712	63,120,584

Total assets	$67,475,419	$64,069,669

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,561,903	$29,271
Accrued expenses	382,545	46,306
Accrued Delaware franchise fees	28,823	—
Income taxes payable	85,577	25,756

Total current liabilities	2,058,848	101,333

COMMITMENTS AND CONTINGENCIES (Note H)	—	—

Common stock subject to possible conversion - 2,298,850 shares	12,517,738	12,517,738
Interest attributable to common stock, subject to possible conversion	513,216	100,067

STOCKHOLDERS’ EQUITY

Preferred stock - $.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock - $.0001 par value; 50,000,000 shares authorized; 14,000,000 issued and outstanding (which includes 2,298,850 shares subject to possible conversion)	1,400	1,400
Additional paid-in-capital	51,114,006	51,114,006
Income accumulated during the development stage	1,270,211	235,125

Total stockholders’ equity	52,385,617	51,350,531

Total liabilities and stockholders’ equity	$67,475,419	$64,069,669

See Notes to Financial Statements

COCONUT PALM ACQUISITION CORP.
(a development stage company)
STATEMENTS OF OPERATIONS

		April 29, 2005	April 29, 2005
	Year ended	(Date of Inception) to	(Date of Inception) to
	December 31, 2006	December 31, 2005	December 31, 2006
Operating costs	$(521,257)	$(146,923)	$(668,180)

Other income:
Bank interest	15,703	7,287	22,990
Interest on investments held in Trust Fund	2,066,778	500,584	2,567,362

Total other income	2,082,481	507,871	2,590,352

Income before provision for income taxes	1,561,224	360,948	1,922,172

Provision for income taxes — current	(112,989)	(25,756)	(138,745)

Net income	$1,448,235	$335,192	$1,783,427

Interest income attributable to common stock subject to possible conversion	(413,149)	(100,067)	(513,216)

Net income allocable to common stockholders not subject to possible conversion	$1,035,086	$235,125	$1,270,211

Weighted average number of shares outstanding:
Basic	14,000,000	7,544,534

Diluted	15,821,363	7,895,119

Net income per share:
Basic	$0.10	$0.04

Diluted	$0.09	$0.04

Weighted average number of shares outstanding exclusive of shares subject to possible conversion:
Basic	11,701,150	6,536,132

Diluted	13,522,513	6,886,717

Net income per share not subject to possible conversion:
Basic	$0.09	$0.04

Diluted	$0.08	$0.03

See Notes to Financial Statements

COCONUT PALM ACQUISITION CORP.
(a development stage company)
STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

				Income
			Paid-in Capital	Accumulated
	Common Stock		in	During the
	Shares	Amount	Excess of Par	Development Stage	Total

Balance - April 29, 2005 (date of inception)
Initial capitalization from founding stockholder	2,500,000	$250	$24,750	$—	$25,000

Sale of 11,500,000 units net of underwriters’ discount and offering expenses (includes 2,298,850 shares subject to possible conversion)	11,500,000	1,150	63,606,894		63,608,044

Proceeds subject to possible conversion of 2,298,850 shares			(12,517,738)		(12,517,738)

Accretion of trust fund relating to common stock subject to possible conversion				(100,067)	(100,067)

Proceeds from issuance of option			100		100

Net income for the period				335,192	335,192

Balance at December 31, 2005	14,000,000	$1,400	$51,114,006	$235,125	$51,350,531

Accretion of trust fund relating to common stock subject to possible conversion				(413,149)	(413,149)

Net income for the year				1,448,235	1,448,235

Balance at December 31, 2006	14,000,000	$1,400	$51,114,006	$1,270,211	$52,385,617

See Notes to Financial Statements

COCONUT PALM ACQUISITION CORP.
(a development stage company)
STATEMENTS OF CASH FLOWS

		April 29, 2005	April 29, 2005
	Year ended	(Date of Inception)	(Date of Inception)
	December 31, 2006	to December 31, 2005	to December 31, 2006
Cash flows from operating activities:

Net income	$1,448,235	$335,192	$1,783,427

Increase (decrease) in cash attributable to changes in:
Prepaid expenses	(1,998)	(14,999)	(16,997)
Accounts payable	95,594	29,271	124,865
Accrued expenses	(45,306)	46,306	1,000
Accrued franchise fees	28,823	—	28,823
Income tax payable	59,821	25,756	85,577

Net cash provided by operating activities	1,585,169	421,526	2,006,695

Cash flows from investing activities:
Principal deposited into Trust Fund	—	(62,620,000)	(62,620,000)
Increase in investments in a fund	(2,066,778)	(500,584)	(2,567,362)
Deferred acquisition costs	(335,767)	—	(335,767)

Net cash used in investing activities	(2,402,545)	(63,120,584)	(65,523,129)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	—	63,633,044	63,633,044
Proceeds from notes payable to founding stockholders	—	75,000	75,000
Repayment of notes payable to founding stockholders	—	(75,000)	(75,000)
Proceeds from issuance of underwritters’ purchase option	—	100	100

Net cash provided by financing activities	—	63,633,144	63,633,144

Net (decrease) increase in cash and cash equivalents	(817,376)	934,086	116,710

Cash and cash equivalents - beginning of period	934,086	—	—

Cash and cash equivalents - end of period	$116,710	$934,086	$116,710

Supplemental cash flow information:
Income taxes paid	$53,169	$—	$53,169

Supplemental non-cash activity:
Accretion of Trust Fund income relating to common stock
subject to possible conversion	$413,149	$100,067	$513,216
Accrual of deferred acquisition costs	$1,776,205	$—	$1,776,205
See Notes to Financial Statements

COCONUT PALM ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006
     NOTE A - ORGANIZATION AND BUSINESS OPERATIONS
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
The registration statement for the Company’s initial public offering of Units (as described in Note C) (the “Offering”) was declared effective on September 8, 2005. The Company consummated the Offering on September 14, 2005 and received net proceeds of approximately $55.2 million. On September 19, 2005, the Company consummated the closing of the over-allotment option and the Company received additional net proceeds of approximately $8.4 million. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward acquiring an operating company (“Acquisition”). Furthermore, there is no assurance that the Company will be able to successfully effect an Acquisition. At December 31, 2006, an amount of $65.2 million of the net proceeds of the Offering, including interest earned to date, is being held in a trust account and invested in government securities until the earlier of (i) the consummation of its first Acquisition or (ii) the distribution of the Trust Fund as described below. The remaining net proceeds (not held in the Trust Fund) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
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
With respect to an Acquisition which is approved and consummated, any Public Stockholders voting against such Acquisition may demand that the Company convert their shares into cash. The per share conversion price will equal the amount in the Trust Fund including all accrued interest, calculated as of two business days prior to the consummation of the proposed Acquisition, divided by the number of shares of common stock held by Public Stockholders. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of an Acquisition. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by the Founding Stockholder. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying balance sheets and 19.99% of the related interest earned on the trust fund has been recorded as interest attributable to common stock subject to possible conversion. Under the Trust agreement, all operating expenses including income taxes prior to the consummation of an acquisition are to be paid out of unrestricted cash available.

In the event that the Company does not consummate an Acquisition within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied (the “Acquisition Period”), the proceeds held in the Trust Fund will be distributed to the Company’s Public Stockholders. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units (discussed in Note C).
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
The entire amount of the interest earned in the trust account is allocated on a pro rata basis to the shares subject to redemption.
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

     NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[1] Cash and cash equivalents: All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company maintains cash balances in two accounts at the same bank. These accounts are insured by the Federal Deposit Insurance Corporation up to $100,000.
[2] Fair value of financial instruments: The carrying amounts of the Company’s financial assets, including cash and cash equivalents, and investment held in trust fund approximate fair value because of their short term maturities.
[3] Earnings per common share: Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period. The weighted average number of diluted shares includes the dilutive effect from 23 million warrants which are all currently outstanding and are exercisable on the later of (a) September 14, 2006 or (b) completion of an acquisition.
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
FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value. This Statement is effective for the financial statements issued for fiscal years beginning after November 15, 2007. FASB issued SFAS 159 ‘The Fair Value Option for Financial Assets and Financial Liabilities’.
SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS is effective for the financial statements issued for fiscal years beginning after November 15, 2007.

     NOTE C - INITIAL PUBLIC OFFERING
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

     NOTE D - INCOME TAXES
The current and deferred components of taxes on income from operations are comprised of the following:

		April 29, 2005	April 29, 2005
	Year Ended	(Date of Inception)	(Date of Inception)
	December 31,	to	to
	2006	December 31, 2005	December 31, 2006

Current tax provision
Federal	$—	$—	$—
State	112,989	25,756	138,745

Total current tax provision	$112,989	$25,756	$138,745

Deferred income tax provision (benefit)
Federal	$—	$—	$—
State	—	—	—
Total deferred tax provision	—	—	—

Total provision for taxes	$112,989	$25,756	$138,745

The sources of deferred tax assets as of December 31, 2006 and December 31, 2005 were as follows:

	December 31,	December 31,
	2006	2005

Total current deferred tax assets	$—	$—

Net operating losses	$27,000	$11,000
Startup costs	218,000	43,000

Total non-current deferred tax assets	$245,000	$55,000
Valuation allowance	(245,000)	(55,000)

Net deferred tax assets	$—	$—

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating $245,000 at December 31, 2006. The net operating loss of $76,228 can be carried forward to 2025. The amount of temporary differences relating to start up costs amounted to $567,509. Realization of these tax benefits is dependent on acquiring an operating company and the ability to use the net operating loss to offset operating income. Management believes such realization is uncertain, hence the Company has recorded a full valuation allowance both at December 31, 2006 and December 31, 2005.

The rate reconciliation is as follows:

			April 29, 2005
		April 29, 2005	(Date of
	Year Ended	(Date of Inception)	Inception) to
	December 31,	to	December 31,
Rate Reconciliation	2006	December 31, 2005	2006

Statutory Income Tax Rate	35.0%	35.0%	35.0%
State federal income tax, net of federal benefit	3.5%	3.5%	3.5%
Change in valuation allowance	12.2%	15.2%	12.8%
Federally tax exempt income, net of related disallowed expenses	(43.5%)	(46.6%)	(44.0%)

Effective Tax Rate	7.2%	7.1%	7.2%

     NOTE E - NOTE PAYABLE TO FOUNDING STOCKHOLDER
On May 10, 2005, the Company issued a $75,000 unsecured promissory note to Royal Palm Capital Management, LLLP, an entity affiliated with the Founding Stockholder (“Affiliate”). The note was non-interest bearing and payable from non-Trust Fund proceeds. The note was paid in full on October 18, 2005 from the net proceeds of the Offering.
     NOTE F - INVESTMENTS HELD IN TRUST
The Company holds investments in a mutual fund which is principally invested in municipal government securities and is carried at market value. The earnings of the fund as currently invested are not taxable for federal income tax purposes. The investment is held in a Trust Fund as described in Note A.
     NOTE G - RELATED PARTY TRANSACTION
The Company presently occupies office space provided by an Affiliate of the Founding Stockholder. The Affiliate has agreed that, until an Acquisition, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay the Affiliate $7,500 per month for such services commencing on September 8, 2005. From April 29, 2005 (date of inception) through December 31, 2006, $118,000 related to this agreement is included in operating costs. The Company incurred $90,000, $28,000, and $118,000 for such services for the year ended December 31, 2006, for the period from April 29, 2005 (date of inception) to December 31, 2005, and for the period from April 29, 2005 (date of inception) to December 31, 2006, respectively.
Amounts paid to Affiliate for fiscal year ended December 31, 2005 was $28,000 and $90,000 for fiscal year ended December 31, 2006.

     NOTE H - COMMITMENTS AND OTHER MATTERS
The Company sold to the Representatives an option, for $100, to purchase up to a total of 1,000,000 units at $7.50 per Unit. The Company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in an increase and a charge directly to stockholders’ equity. The option has been valued at the date of issuance at $780,000 based upon a Black-Scholes model, using an expected life of five years, volatility of 15.90% and a risk-free interest rate of 3.980%. The volatility calculation is based on the 180-day volatility of the Russell 2000 Index. Although an expected life of five years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate an Acquisition within the prescribed time period and liquidates, the option would become worthless. The option may be exercised for cash, or on a “cashless” basis, at the holder’s option, such that the holder may receive a net amount of shares equal to the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants, and the market price of the underlying securities). The Units issuable upon exercise of this option are identical to the Units in the Offering except that the Warrants included in the option have an exercise price of $6.00. Although the purchase option and its underlying securities have been registered under the Offering, the option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the date of the Offering with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the Option holder does not have the right to receive a net cash settlement in the event the company does not maintain a current registration relating to the units, common stock and warrants issuable upon exercise. In addition, the option will not be adjusted for issuances of common stock at a price below its exercise price.
     NOTE I - OFFICERS AND DIRECTORS
The Company’s officers and directors agreed with the Representatives that within the first forty trading day period after the separate trading of Warrants has commenced, they or certain of their affiliates or designees collectively would purchase up to 2,000,000 Warrants in the public marketplace at prices not to exceed $0.70 per Warrant. They have further agreed that any Warrants purchased by them or its affiliates or designees will not be sold or transferred until the completion of an Acquisition. As of December 31, 2006, and December 31, 2005 they had purchased all 2,000,000 warrants.
     NOTE J - PENDING MERGER
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
On December 1, 2006, the Company filed Amendment No. 1 to its Registration Statement on Form S-4 with the Securities and Exchange Commission for the registration of the Company’s securities to be issued in the Merger.
On January 24, 2007, the Company filed Amendment No. 2 to its Registration Statement on Form S-4 with the SEC for the registration of the Company’s securities to be issued in the Merger. On February 28,

2007, the Company filed Amendment No. 3 to Form S-4. On March 15, 2007, the Company filed Amendment No. 4 to Form S-4. On March 16, 2007, the Company filed Amendment No. 5 to Form S-4 which was declared effective. On March 19, 2007, the Company filed Form 424B Prospectus with the SEC.
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
At stockholders meeting of the Company on March 29, 2007, the stockholders approved the merger with EBC.
1,908,911 stockholders of Coconut Palm decided to elect their conversion rights. Stockholders electing to convert their shares into cash will received $5.71 for each share.
EBC held its respective shareholder meeting on March 30, 2007. At such meeting, the EBC shareholders approved the merger with Coconut Palm.
As closing conditions were met, Coconut Palm Acquisition Corp. and Equity Broadcasting Corporation consummated the merger on March 30, 2007. Coconut Palm changed its name to Equity Media Holdings Corporation.
Additionally, on March 30, 2007, the company received FCC approval and executed purchase agreement with Univision.
Stockholders ratified the management services agreement which provides that Royal Palm Capital Management, LLLP, an affiliate of Coconut Palm’s current officers and directors, will provide management and advisory services, such as general management, advisory, administrative, financial, acquisition and disposition services, to Coconut Palm for an annual fee of $1.5 million during a three year contract term, subject to renewal thereafter on an annual basis by approval of a majority of the independent directors serving on Coconut Palm’s board of directors.
Following closing, Coconut Palm, as the surviving corporation, will establish a one-time management cash incentive plan of up to $8.5 million, intended to be funded solely by proceeds received by the anticipated exercise of outstanding Coconut Palm warrants. Assuming the warrants are exercised, in additional to other members of management, RPCP Investments, an affiliate of Coconut Palm’s current officers and directors, will be entitled to $2.5 million. It is the intent that such one-time management cash incentive plan will incentivize management to grow the company.
     NOTE K - CONTINGENT LIABILITIES
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
     NOTE L - DEFERRED ACQUISTION COSTS
As of December 31, 2006, the Company has accumulated $2,154,350 in deferred costs related to the proposed acquisition of Equity Broadcasting Corporation. These costs will be capitalized contingent upon the completion of the Acquisition following the required approval by the Company’s stockholders and the fulfillment of certain other conditions. If the Acquisition is not completed these costs will be recorded as expense. Deferred acquisition costs are comprised of $543,494 to Morgan Joseph for financial advisory and investment banking services, $268,545 to Ernst & Young for due diligence and proxy services, $911,737 to Akerman Senterfitt for legal services, $100,000 to JSBG for consulting services, $97,071 to Eisner LLP for direct cost relating to review of filing of registration statement of Form S-4 in connection with the merger, $92,000 to Bowne of Atlanta for financial printing services, $62,500 to Federal Trade Commission for application fee and $79,003 for other costs.
     NOTE M - PREPAID EXPENSES
Prepaid expenses of $16,997 on the balance sheet as of December 31, 2006 include $15,000 for Directors and Officers Insurance and $1,997 for prepaid transfer agent fees.
     NOTE N - ACCRUED EXPENSES
Accrued expenses of $ 382,545 on the balance sheet as of December 31, 2006 include $204,450 for due diligence expenses, $92,000 for printing expenses, $64,095 for accounting and tax related consultations, $21,000 for accrued legal expenses, and $1,000 for other accrued liabilities.
     NOTE O - SUMMARIZED QUARTERLY FINANCIAL INFORMAITON (UNAUDITED)
Summarized quarterly financial information for fiscal 2006 and 2005 are as follows:

	Quarters Ended,				Quarters Ended,
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	2006	2006	2006	2006
Operating costs	$—	$(76)	$(10,178)	$(136,669)	$(119,102)	$(187,289)	$(127,119)	$(87,747)

Other income:
Bank interest	—	—	—	7,287	6,465	4,711	3,131	1,396
Interest on investments held in Trust Fund	—	—	75,262	425,322	446,582	526,907	535,962	557,328

Total other income	—	—	75,262	432,609	453,047	531,618	539,093	558,724

Income before provision for income taxes	—	(76)	65,084	295,940	333,945	344,329	411,974	470,977

Provision for income taxes - current	—	—	(3,037)	(22,719)	(23,223)	(29,338)	(29,649)	(30,779)

Net income	$—	$(76)	$62,047	$273,221	$310,722	$314,991	$382,325	$440,198

Net income per share
Basic	$—	$—	$0.01	$0.03	$0.02	$0.02	$0.03	$0.03
Diluted	$—	$—	$0.01	$0.03	$0.02	$0.02	$0.02	$0.03

Interest income attributable to common stock subject to possible conversion	—	—	(15,045)	(85,022)	(89,272)	(105,328)	(107,139)	(111,410)

Net income allocable to common stockholders not subject to possible conversion	$—	$(76)	$47,002	$188,199	$221,450	$209,663	$275,186	$328,788

Net Income per share not subject to possible conversion
Basic	$—	$—	$0.01	$0.03	$0.02	$0.02	$0.02	$0.03
Diluted	$—	$—	$0.01	$0.02	$0.02	$0.02	$0.02	$0.02

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the December 31, 2005 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.
Internal Control Over Financial Reporting
Since the Evaluation Date, there have not been any significant changes in the Company’s control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
The following table sets forth the names, ages and offices of the present executive officers and directors of the Company. The periods during which such persons have served in such capacities are indicated in the description of business experience of such person below.

Name	Age	Position

Richard C. Rochon	49	Chairman of the Board and Chief Executive Officer
Stephen J. Ruzika	51	Vice Chairman
Jack I. Ruff	51	Vice President and Director
Mario B. Ferrari	29	Vice President and Director
Robert C. Farenhem	36	Vice President, Secretary and Director
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
Stephen J. Ruzika has been our Vice Chairman since our inception. Mr. Ruzika has been Chief Executive Officer of Devcon International Corp. from April 2005 though January 2007 and will continue as a consultant to the Company under a one-year services agreement. From October 2004 until April 2005, Mr. Ruzika had been the President and Principal Financial and Accounting Officer of Devcon. Mr. Ruzika has served as President of Devcon Security Holdings, Inc., a subsidiary of Devcon, since October

2004 and was Executive Vice President from July 2004 until October 2004. Previously, Mr. Ruzika founded Congress Security Services Inc. in November 2000 and served as its Chairman and Chief Executive Officer until July 2004. Through its subsidiaries, Congress provided alarm monitoring, employment screening and paperless workflow services to major corporate clients in North America. Prior to founding Congress, from November 1997 until August 1998, Mr. Ruzika served as Chief Executive Officer of Carlisle Holdings Limited (formerly known as BHI Incorporated), a Nasdaq listed company. Mr. Ruzika was affiliated with ADT Limited (“ADT”), a NYSE-listed company, from 1982 until 1997, becoming Executive Vice President in 1997 and Chief Financial Officer in 1989. Mr. Ruzika also served as President and Chief Executive Officer of ADT Security Services Inc. (“ADT Security”), a wholly owned subsidiary of ADT, from 1995 — 1997. ADT Security was the largest electronic security services company in the United States and United Kingdom when it merged with Tyco International Ltd. in 1997. Mr. Ruzika also has served as a Director and Vice Chairman of the Board of Security Associates International, Inc., formerly an American Stock Exchange listed company, from July 2001 to April 2004. Mr. Ruzika is a graduate of the University of Miami and received his Certified Public Accountant designation.
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
Mario B. Ferrari has been our Director and Vice President since our inception. Mr. Ferrari is a co-founder of RPCP, a private equity investment and management firm, where he has been a partner since July 2002. RPCP focuses on making investments in industries poised for consolidation and growth and partners with world class management teams in respective industries. Mr. Ferrari has also served as a Director of publicly-held Devcon International Corporation, a provider of electronic security services, since July 2004 and as Vice Chairman of publicly-held Sunair Services Corporation, a provider of pest control and lawn care services, since February 2005. From June 2000 to June 2002, he was an investment banker with Morgan Stanley & Co. Previously, Mr. Ferrari co-founded PowerUSA, LLC, a retail-renewable energy services company, in October 1997 and was a Managing Member until September 1999. Mr. Ferrari graduated from Georgetown University, where he received his B.S., magna cum laude, in Finance and International Business.
Robert C. Farenhem has been our Director, Vice President and Secretary since our inception. Mr. Farenhem has been the Chief Financial Officer of RPCP since April 2003 and a partner since February 2005. Mr. Farenhem has been Vice President and Director of Royal Palm Capital Management, Inc. since February 2005. Mr. Farenhem was the interim Chief Financial Officer of Devcon International Corporation from April 2005 to December 2005. Mr. Farenhem was the Executive Vice President of Strategic Planning and Corporate Development for publicly-held Bancshares of Florida and Chief Financial Officer for Bank of Florida from February 2002 to April 2003. Previously, Mr. Farenhem was an investment banker with Banc of America Securities from October 1998 to February 2002, advising on mergers and acquisitions, public and private equity, leveraged buyouts, and other financings. Mr. Farenhem graduated from the University of Miami, where he received his BBA in Finance.

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
Compensation Committee
As no executive officer or director has received cash compensation or otherwise been granted stock options, stock appreciation rights or any awards under long-term incentive plans since the Company’s formation, the Company has not found it necessary to establish a compensation committee or have that function be handled by the board of directors.
Code of Ethics
In December 2005, our board of directors adopted a Code of Ethics that applies to our directors, officers and employees. A copy of our code of ethics has been attached as an exhibit to its Annual Report on Form 10-K for the year ended December 31, 2005. Requests for copies of our Code of Ethics should be sent in writing to Coconut Palm Acquisition Corp., 595 South Federal Highway, suite 500, Boca Raton, Florida 33432, Attention: Corporate Secretary.
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

Based solely on copies of such forms received or written representations from certain Reporting Persons, we believe that, during the fiscal year ended December 31, 2006, all filing requirements applicable to the Reporting Persons were complied with.
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
The Company pays to Royal Palm Capital Management, LLLP, an affiliate of our officers and directors, a monthly fee of $7,500 for the lease of office space and for the performance of general and administrative services. Please refer to Item 13 – Certain Relationships and Related Transactions for a description of this arrangement.
Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.
As no executive officer or director has received cash compensation or otherwise been granted stock options, stock appreciation rights or any awards under long-term incentive plans since the Company’s formation, the Company has determined it would not be helpful to the reader to provide a separate compensation, discussion and analysis or provide any separate tables otherwise required by this Item 11. See Item 10 for a discussion of how the Company administers the audit committee and compensation committee functions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our common stock as of January 24, 2007 by:
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

	Amount and	Approximate Percentage
	Nature of	Of
	Beneficial	Outstanding Common
Name and Address of Beneficial Owner(1)	Ownership	Stock

RPCP Investments, LLLP	2,500,000(2)(3)	17.9%
Richard C. Rochon	2,500,000(3)	17.9%
Prentice Capital Management, LP	1,667,000(4)	13.3%
Michael Zimmerman	1,667,000(4)	13.3%
Sapling, LLC	1,307,461(5)	9.3%
Millenco, LLC	1,190,000(6)	8.5%
All directors and executive officers as a group (5 individuals)	2,500,000(3)	17.9%

(1)	Unless otherwise indicated, the business address of each of the owners is 595 South Federal Highway, Suite 500, Boca Raton, Florida 33432.

(2)	RPCP Investments may distribute its shares as a dividend or liquidation distribution to Mr. Rochon, Stephen J. Ruzika, Jack I. Ruff, Mario B. Ferrari, and Robert Farenhem, RPCP Investments’ five limited partners, at a later date. If the shares are distributed prior to the end of the escrow period referred to below, such shares will remain in escrow for the duration of the period. To the extent such shares are not distributed to its limited partners, either prior to or subsequent to the end of the escrow period, they will be retained by RPCP Investments. Except for Mr. Rochon, as set forth in footnote 3 below, beneficial ownership of Coconut Palm common stock held by RPCP Investments is not attributed to its limited partners, Messrs. Ruzika, Ruff, Ferrari and Farenhem, all of whom are directors and/or executive officers of Coconut Palm.

(3)	These shares are held by RPCP Investments, LLLP. Mr. Rochon is president and director and owns a 54% interest in the general partner of RPCP Investments, Inc. As such, Mr. Rochon exercises voting and dispositive power over these shares. These shares do not include warrants to purchase 2,000,000 shares of common stock which will become exercisable on the later of the completion of the merger (or if the merger is not consummated, the first acquisition consummated) or September 8, 2006 and thus are not known to be exercisable within 60 days. Such warrants are held by CPACW, LLLP., the general partner of which is RPCP Investments, Inc. Assumes beneficial ownership of such warrants is attributable to Mr. Rochon due to his status as president and director of RPCP Investments, Inc. and his power to exercise investment control (in this instance voting and dispositive power) over the warrants. Mr. Rochon disclaims any beneficial ownership to the extent such beneficial ownership exceeds such pecuniary interest therein. CPACW purchased the warrants pursuant to the requirements of a Warrant Purchase Agreement dated May 18, 2005 among Morgan Joseph & Co. Inc. and each of Messrs. Rochon, Ruzika, Ruff, Ferrari and Farenhem, which agreement authorized Morgan Joseph to acquire for such persons up to 2,000,000 warrants at market prices not to exceed $0.70 per warrant during the 40 trading-day period commencing when Coconut Palm’s common stock and warrants began trading separately. The Warrant Purchase Agreement was intended to meet the requirements of a Rule 10b5-1 plan under the Securities Exchange Act of 1934 in that the Warrant Purchase Agreement functioned as a written plan that did not permit Coconut Palm or any of Messrs. Rochon, Ruzika, Ruff, Ferrari or Farenhem to exercise subsequent influence over how, when or whether to effect purchases, where all purchases were effected solely at Morgan Joseph’s discretion and through orders placed by Morgan Joseph (where no commission was received) and where all such purchases were effected through such plan. The foregoing information was derived from a Schedule 13G and from Forms 4 as filed with the SEC through February 7, 2006.

(4)	Prentice Capital Management serves as investment manager to a number of investment funds and manages investments for certain entities in managed accounts with respect to which it has voting and dispositive authority over the shares of common stock reflected above. Michael Zimmerman as a Managing Member of Prentice Capital Management may be deemed to control such investments. Each of Prentice Capital Management and Michael Zimmerman disclaims beneficial ownership of all shares of common stock reflected above. The business address of the Prentice Capital Management, LP and Michael Zimmerman is 623 Fifth Avenue, 32nd Floor, New York, New York 10022. The foregoing information was derived from a Schedule 13G and a Schedule 13G/A, as filed with the SEC on September 19, 2005 and February 14, 2006, respectively.

(5)	The business address of this entity is 535 Fifth Avenue, 31st Floor, New York, New York 10017. Fir Tree Value Master Fund, LP, a Cayman Islands exempted limited partnership, is the sole member of Sapling, LLC and Fir Tree, Inc., a New York corporation, is the manager of Sapling, LLC. The foregoing information was derived from a Schedule 13G and a Schedule 13G/A, as filed with the SEC on September 23, 2005 and March 29, 2006, respectively.

(6)	Millenco, L.L.C. (formerly Millenco, L.P.) may be deemed to be the beneficial owner of 1,190,000 warrants exercisable into shares of Coconut Palm common stock. Each warrant entitles the holder to purchase one share of the Coconut Palm common stock at a price of $5.00, and will become exercisable upon the later of the Coconut Palm’s completion of a business combination and September 8, 2006. Millennium Management is the general partner of Millenco. Israel A. Englander is the managing member of Millennium Management and may be deemed to be the beneficial owner of any shares deemed to be beneficially owned by Millenium Management. The business address for Millenco, Millenium Management and Mr. Englander is 666 Fifth Avenue, New York, New York, 10103. The foregoing information was derived from a Schedule 13D/A as filed with the SEC on October 26, 2006.
The following table sets forth information regarding the beneficial ownership of our common stock as of January 24, 2006 by our management:

	Amount and	Approximate Percentage
	Nature of	Of
	Beneficial	Outstanding Common
Name and Address of Beneficial Owner(1)	Ownership	Stock

RPCP Investments, LLLP	2,500,000(2)(3)	17.9%
Richard C. Rochon	2,500,000(3)	17.9%
All directors and executive officers as a group (5 individuals)	2,500,000(3)	17.9%

(1)	Unless otherwise indicated, the business address of each of the owners is 595 South Federal Highway, Suite 500, Boca Raton, Florida 33432.

(2)	RPCP Investments may distribute its shares as a dividend or liquidation distribution to Mr. Rochon, Stephen J. Ruzika, Jack I. Ruff, Mario B. Ferrari, and Robert Farenhem, RPCP Investments’ five limited partners, at a later date. If the shares are distributed prior to the end of the escrow period referred to below, such shares will remain in escrow for the duration of the period. To the extent such shares are not distributed to its limited partners, either prior to or subsequent to the end of the escrow period, they will be retained by RPCP Investments. Except for Mr. Rochon, as set forth in footnote 3 below, beneficial ownership of Coconut Palm common stock held by RPCP Investments is not attributed to its limited partners, Messrs. Ruzika, Ruff, Ferrari and Farenhem, all of whom are directors and/or executive officers of Coconut Palm.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
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
The Company has agreed to pay Royal Palm Capital Management, LLLP, a fee of $7,500 per month for office space and general and administrative services through the effective date of the acquisition of a target business.
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

The Company is not listed on any exchange or inter dealer automated quotation system and at present does not have any independent directors. In connection with listing on any such exchange or inter dealer automated quotation system, such as anticipated with respect to the proposed merger with EBC, the Company will obtain an independent board in compliance with such exchange or inter dealer automated quotation system requirements.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The firm of Eisner, LLP acts as our principal accountant.
The following is a summary of fees paid to our principal accountant for services provided.
Audit Fees
During the fiscal year ended December 31, 2006, we paid our principal accountant $130,741 for services they performed in connection with our financial statements including Form 10-K filed with the SEC on March 31, 2006, Forms 10-Q filed with the SEC on May 15, 2006, August 18, 2006, and November 13, 2006, Form S-4 filed with the SEC on September 15, 2006, Amendment No. 1 to Form S-4 which was filed with the SEC on December 1, 2006, Amendment No. 2 to Form S-4 which was filed with the SEC on January 24, 2007, Amendment No. 3 to Form S-4 which was filed with the SEC on February 28, 2007, Amendment No. 4 to Form S-4 which was filed with the SEC on March 15, 2007, Amendment No. 5 to Form S-4 which was filed with the SEC and declared effective on March 16, 2007, and Form 424B Prospectus as filed with the SEC on March 19, 2007.
Audit-Related Fees
During 2006, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.
All Other Fees
During 2006, there were no fees billed for products and services provided by the principal accountants other than those set forth above.
Board Approval
All of the services listed above were approved by our Board of Directors prior to their performance.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report:
(1)	Financial Statements
See “Item 8. Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report on Form 10-K.
(2)	Financial Statement Schedules
None.
(3)	Exhibits.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated April 7, 2006, by and among the Registrant, Equity Broadcasting Corporation and certain shareholders of Equity Broadcasting Corporation (incorporated by reference to Form 8-K filed on April 13, 2006)

2.2	First Amendment to Agreement and Plan of Merger, dated May 5, 2006, between the Registrant and Equity Broadcasting Corporation and Major EBC Shareholders (see Exhibit 10.16)

2.3	Form of Second Amendment to Agreement and Plan of Merger, dated as of September 14, 2006, between the Registrant, Equity Broadcasting Corporation and Major EBC Shareholders (incorporated by reference to Form 8-K filed on September 20, 2006)

3.1	Certificate of Incorporation.*

3.2	By-laws.*

4.1	Specimen Unit Certificate.*

4.2	Specimen Common Stock Certificate.*

4.3	Specimen Warrant Certificate.*

4.4	Form of Unit Purchase Option to be granted to Representative.*

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

4.6	Warrant Clarification Agreement, dated August 17, 2006, between Continental Stock Transfer & Trust Company and the Registrant.***

4.7	Amended and Restated Warrant Clarification Agreement, dated January 17, 2007, between Continental Stock Transfer & Trust Company and the Registrant.****

4.8	Unit Purchase Option Clarification Agreement, dated January 17, 2007, among the Registrant, Morgan Joseph & Co., Inc. EarlyBirdCapital, Inc., David Nussbaum, and Steven Levine****

10.1	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc., EarlyBirdCapital, Inc. and RPCP Investments, LLLP.*

10.2	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc., EarlyBirdCapital, Inc. and Richard C. Rochon.*

10.3	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc., EarlyBirdCapital, Inc. and Stephen J. Ruzika*

10.4	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc., EarlyBirdCapital, Inc. and Jack I. Ruff*

10.5	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc., EarlyBirdCapital, Inc. and Mario B. Ferrari *

10.6	Letter Agreement among the Registrant, Morgan Joseph & Co. Inc., EarlyBirdCapital, Inc. and Robert C. Farenhem.*

10.7	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.8	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and Existing Stockholder.*

10.9	Promissory Note, dated as of May 10, 2005, issued to Royal Palm Capital Management, LLLP.*

10.10	Form of Registration Rights Agreement among the Registrant and the Investors.*

10.11	Warrant Purchase Agreement dated May 18, 2005 among Morgan Joseph & Co. Inc. and each of Richard C. Rochon, Stephen J. Ruzika, Jack I. Ruff, Mario B. Ferrari and Robert C. Farenhem.*

10.12	Form of Letter Agreement between Royal Palm Capital Management, LLLP and Registrant regarding administrative support.*

10.13	Letter agreement dated August 2, 2005, from each of RPCP Investments, LLLP, Richard C. Rochon, Stephen J. Ruzika, Jack I. Ruff, Mario B. Ferrari and Robert C. Farenhem to the Registrant.*

10.15	Form of Voting Agreement and Proxy by and between the Registrant and certain shareholders of Equity Broadcasting Corporation**

10.16	First Amendment to Agreement and Plan of Merger, dated May 5, 2006, between the Registrant, Equity Broadcasting Corporation and Major EBC Shareholders.***

10.17	Engagement Letter, dated March 3, 2006, between Morgan Joseph & Co. Inc. and the Registrant.***

10.18	Agreement to File Schedules, dated November 29, 2006 by the Registrant.*****

10.19	Management Services Agreement by and between the Registrant and Royal Palm Capital Management, LLLP (incorporated by reference to Amendment No. 4 for Form S-4 filed on March 15, 2007).

21	List of Subsidiaries (None)

31.1	Certification by Richard C. Rochon, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Robert C. Farenhem, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Richard C. Rochon, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Robert C. Farenhem, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-125105).

**	Incorporated by reference to Current Report on Form 8-K dated April 7, 2006 and filed on April 13, 2006.

***	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed on August 18, 2006.

****	Incorporated by reference to Current Report on Form 8-K filed on January 23, 2007

*****	Incorporated by reference to Amendment No. 1 to Form S-4 filed on December 1, 2006

******	Incorporated by reference to Amendment No. 3 to Form S-4 filed on February 28, 2007

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCONUT PALM ACQUISITION CORP.

By:	/s/ RICHARD C. ROCHON

RICHARD C. ROCHON
Chief Executive Officer and Chairman of
the Board of Directors

Date	March 31, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD C. ROCHON	Chief Executive Officer and Chairman	March 31, 2007
Richard C. Rochon	of the Board of Directors (Principal
Executive Officer)

/s/ ROBERT C. FARENHEM	Chief Financial Officer (Principal	March 31, 2007
Robert C. Farenhem	Financial Officer and Principal
Accounting Officer), Secretary and
Director

/s/ STEPHEN J. RUZIKA Stephen J. Ruzika	Vice President and Director	March 31, 2007

/s/ JACK I. RUFF Jack I. Ruff	Vice President and Director	March 31, 2007

/s/ MARIO B. FERRARI Mario B. Ferrari	Vice President and Director	March 31, 2007

Exhibit Index
31.1	Certification by Richard C. Rochon, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Robert C. Farenhem, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Richard C. Rochon, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Robert C. Farenhem, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.