Form 10-Q
period 2007-03-31
Equity Media Holdings CORP
filed 2007-05-21
CIK 1327012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________ to______________
Commission File Number: 000-51418
Equity Media Holdings Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2763411 (I.R.S. Employer Identification No.)
One Shackleford Drive, Suite 400
Little Rock, Arkansas 72211
(Address of principal executive offices, including zip code)
(501) 219-2400
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer☐ Accelerated filer☐ Non-accelerated filer☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑
     As of May 11, 2007, 38,756,919 shares of the Company’s common stock, $0.0001 par value per share, were outstanding.

EQUITY MEDIA HOLDINGS CORPORATION
INDEX

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EQUITY MEDIA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007
	(Unaudited)	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$23,845,957	$1,630,973
Certificate of deposit	108,831	107,611
Trade accounts receivable, net of allowance for uncollectible accounts	3,918,417	3,893,887
Program broadcast rights	5,191,455	5,104,685
Investments held in trust	10,899,882	—
Assets held for sale	3,933,793	12,352,613
Other current assets	672,696	811,231

Total current assets	48,571,031	23,901,000
Property and equipment
Land and improvements	2,025,008	2,200,330
Buildings	2,696,709	2,348,475
Broadcast equipment	24,847,378	23,354,491
Transportation equipment	266,157	232,776
Furniture and fixtures	3,581,301	3,337,654
Construction in progress	236,329	203,816

	33,652,882	31,677,542
Accumulated depreciation	(13,379,032)	(12,161,846)

Net property and equipment	20,273,850	19,515,696
Intangible assets
Indefinite-lived assets, net
Broadcast licenses	72,177,386	63,064,692
Goodwill	1,940,282	1,940,282

Total indefinite-lived assets, net	74,117,668	65,004,974
Other assets
Broadcasting construction permits	925,040	926,000
Program broadcast rights	4,198,613	4,120,753
Investment in joint ventures	651,344	681,605
Deposits and other assets	265,430	302,630
Broadcasting station acquisition rights pursuant to assignment agreement	40,000	—

Total other assets	6,080,427	6,030,988

Total assets	$149,042,976	$114,452,658

See Notes to Unaudited Condensed Consolidated Financial Statements.

	March 31, 2007
	(Unaudited)	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$4,024,832	$1,980,509
Accrued expenses and other liabilities	3,191,100	1,455,526
Line of credit	995,000	—
Deposits held for sales of broadcast licenses	213,500	219,024
Deferred revenue	329,111	212,299
Current portion of program broadcast rights obligations	1,896,204	1,126,580
Current portion of deferred barter revenue	3,240,655	3,903,770
Current portion of notes payable	18,898,845	3,934,615
Current portion of capital lease obligations	29,674	35,267
Liability for shares converted to cash	10,899,882	—

Total current liabilities	43,718,803	12,867,590

Non-current liabilities
Notes payable, net of current portion	57,272,097	53,966,446
Capital lease obligations, net of current portion	23,773	25,736
Program broadcast rights obligations, net of current portion	1,206,795	1,020,937
Deferred barter revenue, net of current portion	2,676,265	2,889,424
Due to affiliates	1,176,500	1,390,056
Security and other deposits	1,024,601	1,024,601

Total non-current liabilities	63,380,031	60,317,200

Total liabilities	107,098,834	73,184,790

Commitments and Contingencies
Mandatorily redeemable preferred stock — $.0001 par value; 25,000,000 shares authorized; 2,050,519 issued and outstanding	10,519,162	—

STOCKHOLDERS’ EQUITY
Common stock — $.0001 par value; 100,000,000 shares authorized; 38,756,919 and 25,371,332 issued and outstanding at March 31, 2007 and at December 31, 2006, respectively	3,876	2,537
Additional paid-in-capital	125,281,924	98,915,163
Accumulated deficit	(93,860,820)	(57,649,832)

Total stockholders’ equity	31,424,980	41,267,868

Total liabilities and stockholders’ equity	$149,042,976	$114,452,658

See Notes to Unaudited Condensed Consolidated Financial Statements.

EQUITY MEDIA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31, 2007	March 31, 2006
Broadcast Revenue	$6,774,075	$7,273,901
Operating Expenses
Program, production & promotion	1,470,941	1,320,195
Selling, general & administrative	8,234,371	7,709,966
Management agreement settlement	8,000,000	—
Depreciation & amortization	944,057	765,973
Rent	605,031	527,434

Total operating expenses	19,254,400	10,323,569

Loss from operations	(12,480,325)	(3,049,668)

Other income (expense)
Interest income	3,875	6,711
Interest expense	(2,120,674)	(1,742,695)
Gain on sale of assets	453,753	—
Other income, net	160,399	461,538
Losses from affiliates and joint ventures	(30,261)	(235,159)

Total other (expense), net	(1,532,908)	(1,509,605)

Loss before provision for income taxes	(14,013,233)	(4,559,274)
Provision for income taxes	—	—

Net loss	(14,013,233)	(4,559,274)
Preferred dividend	(12,134,943)	—

Net loss available to common shareholders	$(26,148,176)	$(4,559,274)

Weighted average number of common shares outstanding:
Basic	25,668,789	25,371,332
Diluted	25,668,789	25,371,332
Net loss available to common shareholders per share:
Basic	$(1.02)	$(0.18)
Diluted	$(1.02)	$(0.18)
See Notes to Unaudited Condensed Consolidated Financial Statements.

EQUITY MEDIA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY
(UNAUDITED)

			Paid-in Capital
	Common Stock		in	Accumulated
	Shares	Amount	Excess of Par	Deficit	Total
Balance at January 1, 2006, as restated	25,371,332	$2,537	$98,915,163	$(54,421,723)	$44,495,977
Net loss for the year	—	—	—	(3,228,109)	(3,228,109)

Balance at December 31, 2006	25,371,332	2,537	98,915,163	(57,649,832)	41,267,868
Retirement of preferred shareholders	—	—	(29,937,188)	(10,062,812)	(40,000,000)
Shares issued per consulting agreement	43,860	4	(4)	—	—
Common stock issued as payment of preferred dividends	314,966	32	1,615,749	(1,615,781)	—
Preferred shares issued as payment of preferred dividends	—	—	—	(10,519,162)	(10,519,162)
Acquisition of net assets of Coconut Palm Acquisition Corporation	12,091,089	1,209	50,638,304	—	50,639,513
Charge to additional paid-in capital for prepaid merger costs	—	—	(750,006)	—	(750,006)
Common stock portion of settlement to terminate Arkansas Media Management Agreement	935,672	94	4,799,906	—	4,800,000
Net loss for the three months ended March 31, 2007	—	—	—	(14,013,233)	(14,013,233)

Balance at March 31, 2007	38,756,919	$3,876	$125,281,924	$(93,860,820)	$31,424,980

See Notes to Unaudited Condensed Consolidated Financial Statements.

EQUITY MEDIA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net loss	$(14,013,233)	$(4,559,274)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for bad debt	432,335	77,170
Depreciation	913,871	742,457
Amortization of intangibles	30,186	23,516
Amortization of program broadcast rights	1,706,926	1,396,424
Amortization of discounts on interest-free debt	14,634	—
Equity in losses of subsidiaries and joint ventures	30,261	235,159
(Gain) on sale of equipment	(453,753)	—
Management agreement settlement	4,800,000	—
Changes in operating assets and liabilities:
Trade accounts receivable	(456,865)	(289,112)
Deposits and other assets	(409,806)	134,423
Accounts payable and accrued expenses	1,308,084	1,126,169
Program broadcast rights	(1,843,102)	(2,210,653)
Program broadcast obligations	955,479	(118,502)
Security deposits	(5,513)	17,166
Deferred income	(780,125)	912,975

Net cash used by operating activities	(7,770,621)	(2,512,082)

Cash flows from investing activities:
Purchases of property and equipment	(1,126,822)	(677,816)
Proceeds from sale of property and equipment	621,462	—
Acquisition of broadcast assets	(1,225,000)	—
Purchase of certificate of deposit	(1,220)	(924)
Net advances to affiliates	(227,011)	134,984

Net cash used in investing activities	(1,958,591)	(543,756)

Cash flows from financing activities:
Proceeds from notes payable	4,750,980	8,237,314
Payments of notes payable	(706,081)	(6,112,457)
Payments of capital lease obligations	(7,556)	(11,034)
Recapitalization through merger	52,906,853	—
Purchase of preferred stock	(25,000,000)	—

Net cash provided by financing activities	31,944,196	2,113,823

Net increase (decrease) in cash and cash equivalents	22,214,984	(942,015)
Cash and cash equivalents — beginning of period	1,630,973	2,254,236

Cash and cash equivalents — end of period	$23,845,957	$1,312,221

Supplemental cash flow information:
Cash paid during the period for interest	$1,859,178	$1,664,211
Supplemental non-cash activities:
Issuance of note payable to redeem preferred stock	$15,000,000	—
Issuance of mandatory redeemable preferred stock to pay accrued preferred dividends	$10,519,162	—
Issuance of common stock to pay preferred dividends	$1,615,781	—
Acquisition of real property through assumption of debt	$205,347	—
Charge to stockholders’ equity for prepaid merger costs	$750,006	—
Assumption of net liabilities of Coconut Palm Acquisition Corporation	$(2,267,340)	—
See Notes to Unaudited Condensed Consolidated Financial Statements.

EQUITY MEDIA HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS;
     Equity Media Holdings Corporation was incorporated in Delaware on April 29, 2005 as Coconut Palm Acquisition Corp. (“Coconut Palm”) to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, asset acquisition and/or other similar transaction. On March 30, 2007, Coconut Palm merged with Equity Broadcasting Corporation (“EBC”), with Coconut Palm remaining as the legal surviving corporation; however, the financial statements are those of EBC as the accounting acquirer (See Note 3 — Merger Transaction). Immediately following the merger, Coconut Palm changed its name to Equity Media Holdings Corporation.
     EBC was organized in 1997 under the law of Arkansas and headquartered in Little Rock, Arkansas. It owns and operates television stations across the United States. As of March 31, 2007 the Company owned 23 full power/network television stations, 37 Class A stations and 59 low power television stations. The accompanying unaudited condensed consolidated financial statements also include the results of operations of a radio station operated by the Company pursuant to a local marketing agreement (“LMA”).
     The unaudited condensed consolidated financial statements include the accounts of Equity Media Holdings Corporation and its subsidiaries (the “Company”). All significant inter-company balances and transactions have been eliminated. The accounting policies followed by the Company and other pertinent information are set forth in the notes to EBC’s financial statements for the fiscal year ended December 31, 2006 included in the Form 8-K/A filed with the Securities and Exchange Commission on May 14, 2007 (the “Form 8-K/A”). The accompanying condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited consolidated financial statements, and the unaudited condensed consolidated financial statements for the three months ended March 31, 2007 and 2006 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2007 and the results of its operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006, except for the merger and recapitalization and related transactions as further discussed in Note 3 — Merger Transaction. The results of operations for the three months ended March 31, 2007 and 2006 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Form 8-K/A.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
     Cash and cash equivalents: The Company considers all cash money market balances and highly liquid instruments with an original maturity date of three months or less to be cash equivalents.
     Barter and trade transactions: Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized and expensed when used. Barter revenues and expenses for the three months ended March 31, 2007 and 2006 were approximately $1.2 million and $1.1 million, respectively. Trade revenues and expenses for the three months ended March 31, 2007 and 2006 were approximately $0.9 million and $0.8 million, respectively.
     New Accounting Pronouncements: The Financial Accounting Standards Board (“FASB”) has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this pronouncement did not have a material impact on the consolidated financial statements of the Company.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position, cash flow and results of operations.
NOTE 3 — MERGER TRANSACTION
     On March 30, 2007 (the “Closing”), Coconut Palm consummated a merger with EBC in which EBC merged with and into Coconut Palm, with Coconut Palm remaining as the legal surviving corporation (the “Merger Transaction”), pursuant to the Agreement and Plan of Merger dated April 7, 2006, as amended on May 5, 2006 and on September 14, 2006, among Coconut Palm, EBC and certain shareholders of EBC (the “Merger Agreement”). Upon the Closing, the Company changed its name to “Equity Media Holdings Corporation.” In connection with the Merger Transaction, the holders of EBC Class A common stock were issued an aggregate of 20,037,016 shares of the Company’s common stock, and the holders of EBC Class B common stock were issued an aggregate of 6,313,848 shares of common stock. The holders of EBC Series A preferred stock were paid $25,000,000 in cash and issued a promissory note in the amount of $15,000,000 in exchange for their shares and were issued an aggregate of 2,050,519 shares of the Company’s Series A Convertible Non-Voting Preferred Stock reflecting accrued and unpaid dividends through the date of closing and 314,966 shares of Coconut Palm common stock.
     In connection with the Merger Transaction, the Coconut Palm stockholders (i) adopted the Equity Media Holdings Corporation 2007 Stock Incentive Plan under which the Company will reserve up to 12,274,853 shares of common stock for issuance under the 2007 Stock Incentive Plan, (ii) adopted the Company’s Amended and Restated Certificate of Incorporation to (a) increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares, (b) increase the number of authorized shares of preferred stock from 1,000,000 shares to 25,000,000 shares, (c) change the Company’s name from “Coconut Palm Acquisition Corp.” to “Equity Media Holdings Corporation,” and (d) authorize the issuance of approximately 2,050,519 shares of Series A Convertible Non-Voting Preferred Stock under a Certificate of Designation, (iii) adopted the Company’s Amended and Restated Certificate of Incorporation to continue to provide for a staggered board with three classes of directors, and (iv) ratified the Management Services Agreement between Royal Palm Capital Management, LLLP and the Company. Additional shares of Series A Convertible Non-Voting Preferred Stock were authorized for accrued and unpaid dividends through the date of the completion of the merger, increasing the number of authorized shares of Series A Convertible Non-Voting Preferred Stock from 1,736,746 to 2,050,519.
     Additionally, the Company issued 3,187,134 options to purchase its common stock, where each outstanding option to purchase EBC Class A common stock was converted into the right to receive options to purchase 1.461988 shares of the Company’s common stock. The fair value of the options at the date of the merger was $4.7 million based on a Black-Scholes valuation on March 30, 2007, the date of the Merger (see Note 12 — Stock Option Plans).
     Because the former owners of EBC ended up with control of the Company, the Merger Transaction has been accounted for under the reverse acquisition application of the equity recapitalization method of accounting in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method of accounting, Coconut Palm was treated as the “acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, the Merger Transaction is considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger Transaction was treated as the equivalent of EBC issuing stock for the net monetary assets of Coconut Palm, accompanied by a recapitalization. The net monetary assets of Coconut Palm were recorded at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of EBC has been carried forward after the Closing. Operations prior to the Closing for all periods presented are those of EBC. The costs of the transaction incurred by EBC were charged directly to additional paid in capital and those incurred by Coconut Palm were expensed prior to consummation of the transaction.
     In connection with and prior to the execution of the Merger Transaction, stockholders representing approximately 1,908,911 shares of the Coconut Palm’s common stock elected to convert their shares to cash in accordance with the terms of the Coconut Palm’s governing documents. As result of such conversion, the Company left in deposit with its transfer agent $10,899,882 in cash to satisfy the demands of the dissenting shareholders. Following the merger, the transfer agent completed the distribution of such cash in connection with the conversion.
NOTE 4 — ARKANSAS MEDIA SETTLEMENT TRANSACTION
     Immediately prior to the closing of the Merger Transaction (see Note 3 — Merger Transaction), EBC entered into a settlement agreement, dated April 7, 2006, by and among EBC, Arkansas Media, a related party (see Note 15 — Related Party Transactions), Larry Morton, Gregory Fess and Max Hooper (the “Arkansas Media Settlement Agreement”) which provided for the resolution of the following matters between the parties:
•	EBC’s payment to Actron, Inc. (a controlling interest in which is owned by Larry Morton and Gregory Fess) of $533,000 in settlement of EBC’s obligations under a Promissory Note to Actron, Inc. dated January 1, 2003, including accrued interest through March 30, 2007. This obligation relates to EBC’s purchase of Central Arkansas Payroll Company in 2003;

•	The agreement of Max Hooper and Gregory Fess to resign as directors of Kaleidoscope Foundation, a nonprofit corporation, and a related agreement that Larry Morton may remain as a director of Kaleidoscope Foundation provided his duties do not conflict with those owed to the Company;

•	The purchase by EBC from Arkansas Media of one low-power broadcast station in Oklahoma City, Oklahoma and two low-power broadcast stations in Little Rock, Arkansas, for a combined purchase price of $1,300,000;

•	EBC’s purchase of an office building in Fort Smith, Arkansas from Arkansas Media, which prior to the settlement, the Company leased from Arkansas Media for use as its local sales office. The purchase price was approximately $268,000; and

•	The cancellation of a management agreement, dated June 1, 1998, between Arkansas Media and EBC in exchange for the following: (i) payment to Arkansas Media of (a) $3,200,000 in cash, and (b) 640,000 newly issued shares of EBC’s Class A common stock (valued at $4,800,000); and (ii) payment of all accrued management fees and commissions through the closing date of the Merger Transaction. EBC is also required to reimburse Arkansas Media, Morton, Fess and Hooper for all expenses incurred in negotiating and consummating the settlement agreement. In connection with the cancellation of the management agreement, the Company recorded a charge of $8,000,000 to operations during the quarter ended March 31, 2007. As of March 31, 2007, there is a balance of $95,209 due Arkansas Media in connection with management fees and commissions incurred during the quarter ended March 31, 2007.
NOTE 5 — ASSETS HELD FOR SALE
     Assets held for sale represent fixed assets and intangible assets, including FCC licenses, of television stations, which have been acquired and that management intends to divest within the next 12 months at amounts equal or exceeding the asset carrying values at the respective balance sheet dates.
     In connection with the Merger Transaction, the Company reclassified assets previously held for sale at December 31, 2006 under an Asset Purchase Agreement with Univision with book values of $8,453,771 at March 31, 2007. The Company and Univision Television Group, preferred stock holders, entered into a $15.0 million promissory note in lieu of the transfer of assets under the Asset Purchase Agreement (See Note 8 — Notes Payable.) The assets consisted of two television stations located in Utah. The assets included broadcast licenses in the amount of $7,884,631 and broadcasting equipment in the amount of $569,140.
NOTE 6 — INVESTMENT IN JOINT VENTURES
     At March 31, 2007 and December 31, 2006, Investment in Joint Ventures consists of the following:

	Ownership
	Percentage	March 31, 2007	December 31, 2006
Little Rock TV 14, LLC	50.0%	$23,022	$23,282
Spinner Network Systems, LLC	33.0%	628,322	658,323

		$651,344	$681,605

     Previously, the Company owned 100% of the Arkansas Twisters, Inc. (the “Twisters”), of which it sold 51% in 2004. In 2006, the Company decided to write-off the remaining 49% investment in the Twisters due to the ongoing losses by the Twisters and the fact that the investment could not be reasonably valued or supported. Additionally, at December 31, 2006, the Company fully reserved the notes receivable and all of the accrued interest due from the Twisters, a total of $648,821, due to the uncertainty of their collection.
NOTE 7 — LINE OF CREDIT
     At March 31, 2007, the Company had a $1,000,000 revolving line of credit with a local financial institution expiring in January 2008, bearing interest at 8.25% payable monthly and secured by interests in certain real property. The outstanding balance of this line of credit as of March 31, 2007 was $995,000.

NOTE 8 — NOTES PAYABLE
     Pursuant to the Merger Transaction, the Company issued a promissory note to Univision Television Group, Inc. as partial consideration for the exchange of their shares of EBC Series A preferred stock (see Note 3 — Merger Transaction). This promissory note in the amount of $15.0 million is payable in one year and bears interest of 7.0%. The promissory note is secured by two television stations originally sought to be transferred under an asset purchased agreement entered into for the same purpose.
     On April 10, 2007, the Company paid $17.4 million to Wells Fargo Foothill to pay-off the outstanding balance on the revolver component of the Senior Credit Facility.
NOTE 9 — STOCKHOLDERS’ EQUITY
     In connection with the Merger Transaction (see Note 3 — Merger Transaction), on March 29, 2007, the stockholders of Coconut Palm approved a proposal to amend and restate the Company’s Certificate of Incorporation. Upon approval, the Company (i) increased the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares, (ii) increased the number of authorized shares of preferred stock from 1,000,000 to 25,000,000, (iii) changed Coconut Palm’s name from “Coconut Palm Acquisition Corp.” to “Equity Media Holdings Corporation”, and (iv) authorized the issuance of approximately 2,050,519 shares of Coconut Palm Series A Convertible Non-Voting Preferred Stock, pursuant to the Certificate of Designation. Additional shares of Series A Convertible Non-Voting Preferred Stock were authorized for accrued and unpaid dividends through the date of the completion of the merger, increasing the number of authorized shares of Series A Convertible Non-Voting Preferred Stock from 1,736,746 to 2,050,519.
     As result of the Merger Transaction, the Company acquired 1,908,911 shares from stockholders who opted to convert their stock to cash and issued 26,665,830 shares to the shareholders of EBC in exchange for their shares and other consideration. At March 31, 2007, the Company had 38,756,919 common stock shares issued and outstanding.
     On September 14, 2005, the Company sold 10,000,000 units (“Units”) in an initial public offering (the “Offering”), and, on September 19, 2005, the Company sold an additional 1,500,000 Units pursuant to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock and two warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing after the completion of the Merger Transaction. The Warrants will expire on September 7, 2009. The Warrants may be redeemed, at the Company’s option, with the prior consent of Morgan Joseph and Co. Inc. and EarlyBirdCapital, Inc., the representatives of the underwriters in the Offering (the “Representatives”) in whole and not part, at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.
     In connection with the Offering, the Company also issued for $100 an option to the Representatives to purchase up to a total of 1,000,000 units at a price of $7.50 per unit. The units issuable upon the exercise of this underwriters’ unit purchase option are identical to those offered in the prospectus of the Offering, except that the exercise price of the warrants included in the underwriters’ unit purchase option is $6.00. This option is exercisable commencing upon the closing of the Merger Transaction, expires five years from the date of the Offering, and may be exercised on a cashless basis, at the holder’s option. The underwriters’ unit purchase option provides for demand and “piggy back” registration rights.
     The underwriters’ unit purchase option and the Warrants (including the warrants underlying the underwriters’ unit purchase option) will be exercisable only if at the time of exercise a current registration statement covering the underlying securities is effective or, in the opinion of counsel, not required, and if the securities are qualified for sale or exempt from qualification under the applicable state securities laws of the exercising holder. The Company has agreed to use its best efforts to maintain an effective registration statement during the exercise period of the unit purchase option and the Warrants; however, it may be unable to do so. Holders of the unit purchase option and the Warrants are not entitled to receive a net cash settlement or other settlement in lieu of physical settlement if the common stock underlying the Warrants, or securities underlying the unit purchase option, as applicable, are not covered by an effective registration statement and a current prospectus. Accordingly, the unit purchase option and the Warrants may expire unexercised and worthless if a current registration statement covering the common stock is not effective and the prospectus covering the common stock is not current. Consequently, a purchaser of a unit may pay the full unit price solely for the shares of common stock of the unit.
     Founding Stockholder’s Registration Rights
     The initial capitalization from the Company’s initial stockholder (the“Founding Stockholder”) of 2,500,000 issued and outstanding shares of common stock are entitled to registration rights. The Founding Stockholder is entitled to make up to two demands that the Company register these shares. The holder of these shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. In addition, such stockholder has certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
NOTE 10 — MANDATORILY REDEEMABLE SERIES A CONVERTIBLE NON-VOTING PREFERRED STOCK
     In connection with the Merger Transaction, the Company issued 2,050,519 shares of the Company’s Series A Convertible Non-Voting Preferred Stock (the “Series A Preferred”) to a certain holder of EBC Series A preferred stock, in exchange for accrued and unpaid dividends up to the date of the Merger Transaction. The Series A Preferred ranks senior to all outstanding shares of the Company’s common stock. The Series A Preferred accrues compounded dividends at the rate of 7% per annum of the original issue price whether or not the Company declares a dividend payable. In addition, if the Company declares a dividend on its common stock at any time, the holders of Series A Preferred automatically participate on an “as if” converted to common stock basis with the common shareholders.

     The Series A Preferred contain liquidation provisions that rank senior to any and all claims of the common stockholders, such that upon the involuntary liquidation, dissolution, or winding up of the Company, the holders of Series A Preferred would be entitled to receive a liquidation amount equal to the amount of the original issue price plus accrued dividends. A change of control of the Company is also deemed to be an event equivalent to a liquidation, dissolution or winding up event under the terms of the Certificate of Designation for the Series A Preferred.
     The holders of Series A Preferred may convert their shares at any time into shares of the common stock of the Company on a one-for-one basis. The conversion rate is subject to adjustment such that if the Company were to issue any share of common stock or any instrument convertible or exercisable into common stock of the Company at a rate less than the current rate, the conversion rate automatically adjusts to that lower rate. At any time after five years after issuance, the Company may elect to redeem shares of Series A Preferred in cash. In addition, after five years after issuance and upon a majority of the holders of Series A Preferred voting to redeem their shares, the holders of Series A Preferred may require the Company to redeem their Series A Preferred for cash. The redemption price is equal to the original price of the Series A Preferred plus all accrued dividends as of the date of redemption.
     The Company evaluated the embedded conversion feature in the Series A Preferred and determined it did not meet the criteria for bifurcation under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” during the three months ended March 31, 2007. In addition, the Company accounts for the Series A Preferred in accordance with SEC Accounting Series Release 268 — Presentation in Financial Statements of Redeemable Preferred Stocks” and EITF D-98: “Classification and Measurement of Redeemable Securities,” and thus has classified the Series A Preferred outside of stockholders’ equity.
     Univision Registration Rights
     Pursuant to the Merger Agreement, the Company has granted to Univision certain “piggy back” registration rights at any time during the two year period following the effective date of the merger. The Company shall provide Univision with written notice thereof at least fifteen days prior to the filing, and Univision shall provide written notice of the number of its registrable shares to be included in the registration statement within fifteen days of its receipt of the Company’s notice.
NOTE 11 — SHARES HELD IN ESCROW
     In connection with the Merger Transaction, at the closing of the merger, the Company commenced the deposit of, with a trust company, an aggregate of up to 2,100,000 shares of its Common Stock (the “Escrow”) in amounts from each shareholder of EBC equal to each shareholder’s pro rata percentage based on the number of shares of Common Stock held by such shareholder relative to the other shareholders. The Escrow has been established for the benefit of the Company solely to satisfy any indemnification obligation of EBC arising pursuant to the Merger Agreement. The term of the Escrow is twelve (12) months from the date of closing of the Merger Transaction.
NOTE 12 — STOCK OPTION PLANS
     2007 Stock Incentive Plan
     On March 29, 2007, the shareholders of Coconut Palm approved the adoption of the 2007 Stock Incentive Plan, pursuant to which the 2007 Stock Incentive Plan will govern up to 12,274,853 shares of the Company’s common stock comprised of (i) 3,274,853 shares converted from existing EBC options assumed in the Merger Transaction (only 3,187,134 as of the date of the Merger Transaction), (ii) 2,000,000 and 250,000 shares underlying options issuable to Larry Morton and Gregory Fess, respectively, under employment agreements entered in connection with the Merger Transaction, and (iii) 6,750,000 shares reserved for future grants. The purpose of the 2007 Stock Incentive Plan is to enable the Company to attract, retain, reward and motivate officers, directors, employees and consultants of the Company, its subsidiaries or affiliates by providing them with an opportunity to acquire or increase a propriety interest in the Company. The 2007 Stock Incentive Plan became effective upon the closing of the Merger Transaction and is administered by the Compensation Committee of the Board of Directors.
     On May 9, 2007, the Compensation Committee of the Company’s Board of Directors approved and granted the options to Larry Morton (2,000,000 options) and Gregory Fess (250,000 options) referenced above, which were issued under the 2007 Stock Incentive Plan, among other options granted to executives of the Company.
     Prior Plans
     Prior to the Closing of the Merger, EBC had two stock option plans: the 2001 Equity Participation Plan (which was established on April 16, 2001) and the 2001 Non-Qualified Stock Option Plan (which was established on November 15, 2001). As of March 30, 2007, the date of the Merger, 2,180,000 options were outstanding under these plans. In connection with the Merger Transaction, these options were converted to 3,187,134 options to purchase shares of the Company under the 2007 Stock Incentive Plan as described herein. The 2007 Stock Incentive Plan superseded these plans.
     Accounting for Stock Option Plans
     Effective January 1, 2006, the Company adopted SFAS No. 123(R), which establishes accounting for stock-based awards exchanged for employee services, using the modified prospective application transition method. As of January 1, 2006, the Company was a non-public entity, and it used the exemptions provided by SFAS No. 123(R) and continued to account for the options issued prior to adoption of SFAS No. 123(R) using the previous methodology applying Accounting Principles Board (“APB”) No. 25 and related interpretations, as permitted under SFAS No. 123. For awards issued or modified after January 1, 2006, the Company uses the fair value method as required under SFAS No. 123(R) and described below.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses the following assumptions: expected volatility, expected life of the options, expected dividend yield and the risk free interest rate. The Company amortizes the fair value of all awards on a straight-line basis over the requisite service periods. Because Black-Scholes valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Until such time as the Company’s common stock and related equity instruments have traded for a sufficient time period, the Company will determine the expected volatility of its common stock based on the weighted average of the historical volatility of the daily closing prices of a composite group of public companies with operations similar to the Company’s as a television broadcaster. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected life of the options granted represents the period of time that they are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for issues with and equivalent remaining term equal to the expected life of the award. The Company uses an expected dividend yield of zero in the valuation model, consistent with the Company’s recent experience.
     The exchange of options and change of terms upon consummation of the Merger Transaction is treated for purposes of SFAS 123(R) as a modification of the terms and conditions of the option awards and requires that the Company measure the incremental compensation cost by comparing the fair value of the modified award with the fair value of the award immediately before the modification. Based on a calculation of both the fair value of the original EBC options immediately before the merger and the fair value of the modified options immediately after the merger, it was determined that no incremental value was added due to the modification. Accordingly, there was no additional compensation expense charged operations for the three months ended March 31, 2007. As the merger was consummated on March 29, 2007, the compensation cost measured under the fair value method of the awards for the period through the end of March 31, 2007 was determined to be immaterial and therefore no compensation cost was recorded for the three months ended March 31, 2007.
NOTE 13 — INCOME TAXES
     The Company records deferred income taxes under applicable tax laws using rates for the years in which the taxes are expected to be paid. Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets may not be realized. The Company did not record an income tax provision due to its net operating losses.

NOTE 14 — COMMITMENT AND CONTINGENCIES
     Stock options to underwriters
     The Company sold to the Representatives an option, for $100, to purchase up to a total of 1,000,000 units at $7.50 per Unit. The Company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in an increase and a charge directly to stockholders’ equity. The option has been valued at the date of issuance at $780,000 based upon a Black-Scholes valuation model, using an expected life of five years, volatility of 15.90% and a risk-free interest rate of 3.980%. The volatility calculation is based on the 180-day volatility of the Russell 2000 Index. An expected life of five years was taken into account for purposes of assigning a fair value to the option. The option may be exercised for cash, or on a “cashless” basis, at the holder’s option, such that the holder may receive a net amount of shares equal to the appreciated value of the option. The Units issuable upon exercise of this option are identical to the Units in the Offering, except that the Warrants included in the option have an exercise price of $6.00. Although the purchase option and its underlying securities have been registered under the Offering, the option grants to holders demand and “piggy back” registration rights for periods of five and seven years, respectively, from the date of the Offering with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses relating to the registration of the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.
     Employment Agreements
     Effective on the date of the Merger Transaction, the Company entered into employment agreements with Larry Morton and Gregory Fess. The term of the employment under the respective agreements for each individual is three years and provides for: a base salary of $520,000 and $315,000, respectively, to be reviewed annually, a bonus compensation amount to be determined at the discretion of the Compensation Committee of the Company’s Board of Directors and stock options including initial grants of 2,000,000 and 250,000 options, respectively. The options, approved and granted by the Compensation Committee on May 9, 2007, have an exercise price equal to the fair market value of the stock in accordance with the 2007 Stock Incentive Plan ($4.30) and vest in four equal installments commencing March 30, 2007 the date of the signing of the employment agreements, and on each anniversary thereafter. The options are exercisable for a minimum of 5 years.
     Litigation
     In connection with the merger between EBC and Coconut Palm, EBC and each member of EBC’s board of directors was named in a lawsuit filed by an EBC shareholder in the circuit court of Pulaski County, Arkansas on June 14, 2006. As a result of the merger between EBC and Coconut Palm, pursuant to which EBC merged into Coconut Palm, Coconut Palm, which was renamed Equity Media Holdings Corporation, is a party to the lawsuit. The lawsuit contains both a class action component and derivative claims. The class action claims allege various deficiencies in EBC’s proxy used to inform its shareholders of the special meeting to consider the merger. These allegations include: (i) the failure to provide sufficient information regarding the fair value of EBC’s assets and the resulting fair value of EBC’s Class A common stock; (ii) that the interests of holders of EBC’s Class A common stock are improperly diluted as a result of the merger to the benefit of the holders of EBC’s Class B common stock; (iii) failure to sufficiently describe the further dilution that would occur post-merger upon exercise of Coconut Palm’s outstanding warrants; (iv) failure to provide pro-forma financial information; (v) failure to disclose alleged related party transactions; (vi) failure to provide access to audited consolidated financial statements during previous years; (vii) failure to provide shareholders with adequate time to review a fairness option obtained by EBC’s board of directors in connection with the merger; and (viii) alleged sale of EBC below appraised market value of its assets. The derivative components of the lawsuit allege instances of improper self-dealing, including through a management agreement between EBC and Arkansas Media.
     In addition to requesting unspecified compensatory damages, the plaintiff also requested injunctive relief to enjoin EBC’s annual shareholder meeting and the vote on the merger. An injunction hearing was not held before EBC’s annual meeting regarding the merger so the meeting and shareholder vote proceeded as planned and EBC’s shareholders approved the merger. On August 9, 2006, EBC’s motion to dismiss the lawsuit was denied. On February 21, 2007, the plaintiff filed a “Motion to Enforce Settlement Agreement” with the court alleging the parties reached an oral agreement to settle the lawsuit. The plaintiff subsequently filed a motion to withdraw the motion to settle and filed a “Third Amended Complaint” on April 10, 2007. This motion added two additional plaintiffs and expanded on the issues recited in the previous complaints.
     Management believes that this lawsuit has no merit and asserts that the Company has negotiated in good faith to attempt to settle the lawsuit. Regardless of the outcome management does not expect this proceeding to have a material impact of its financial condition or results of operations in 2007 or any future period.
     Although the Company is a party to certain other pending legal proceedings in the normal course of business, management believes the ultimate outcome of these matters will not be material to the financial condition and future operations of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business.

     EBC Dissenting Shareholders
     In connection with the Merger Transaction, shareholders of EBC representing 66,500 shares of EBC Class A common stock elected to convert their shares to cash in accordance with Arkansas law. As such their shares were not converted and the Company must retire their shares for cash. As of March 31, 2007, the Company and the dissenting shareholders have not agreed upon a value for their shares. As such, no amount has been included in the financial statements related to these claims.
     Obligations
     The Company is obligated under non-cancelable operating leases for office and station space, tower sites, and broadcast and office equipment. The Company is obligated under contracts for the rights to broadcast certain features and syndicated television programs.
NOTE 15 — RELATED PARTY TRANSACTIONS
     Arkansas Media, LLC owned 75% of the EBC’s Class B common shares outstanding at December 31, 2006 and up to the date of the closing of the Merger Transaction (see Note 3 — Merger Transaction). The owners of Arkansas Media, LLC held management and board of director positions within EBC. In addition to the transactions noted below, Arkansas Media, LLC had, at times, acted as a broker on behalf of the Company and others that hold rights to broadcast construction permits which they wish to sell. Arkansas Media, LLC also owned three television stations which were operated by the Company on a fee basis under a LMA’s until March 29, 2007 (see Note 4 — Arkansas Media Settlement Transaction).
     Management fees and commissions of $347,749 and $348,348 for the three months ended March 31, 2007 and 2006, respectively, were incurred for services rendered to the Company by Arkansas Media, LLC and its affiliates. Operating fees of $24,000, and $24,000 were incurred under LMA’s with Arkansas Media, LLC for the three month periods ended March 31, 2007 and 2006, respectively.
     Amounts due (to) from affiliates at March 31, 2007 and December 31, 2006 consist of the following:

	March 31,	December 31,
	2007	2006
Arkansas Media, LLC and affiliates	$(95,209)	$(86,462)
Actron, Inc.	—	(526,092)
Univision Communications, Inc.	(1,055,759)	(726,003)
Little Rock TV 14, LLC	(67,622)	(67,622)
Other	42,090	16,123

Due from (to) affiliates	$(1,176,500)	$(1,390,056)

     The amount due Arkansas Media as of December 31, 2006 was paid in full as part of the Arkansas Media Settlement (see Note 4 — Arkansas Media Settlement Transaction). Actron, Inc. is due the above amount in connection with the Company’s purchase of Central Arkansas Payroll Company, currently a wholly-owned subsidiary of the Company. Larry Morton, Greg Fess and Max Hooper own approximately 85% of Actron, Inc. The amount due Actron, Inc. outstanding as of December 31, 2006 was paid in connection with the Arkansas Media Settlement (see Note 4 — Arkansas Media Settlement Transaction).
     Other that the amount due Actron, Inc., these related party balances were unsecured, non-interest bearing and did not contain stated repayment terms.
     Management Services Agreement
     Upon the closing of the Merger Transaction, the Company entered into a management services agreement with Royal Palm Capital Management, LLLP (“Royal Palm”). The agreement generally provides that Royal Palm will provide general management and advisory services for an initial term of three years, subject to renewal thereafter on an annual basis by approval of a majority of the independent directors serving on the Company’s Board of Directors. The services to be provided include, but are not limited to, establishing certain office, accounting and administrative procedures, helping the Company obtain financing, advising the Company in securities matters and future acquisitions or dispositions, assisting the Company in formulating risk management policies, coordinating public relations and investor relations efforts, and providing such other services as may be reasonably requested by the Company and agreed to by Royal Palm. Royal Palm shall receive an annual management fee of $1,500,000, in addition to the reimbursement of budgeted out-of -pocket costs and expenses incurred in the performance of Royal Palm’s management services. The management services agreement may be terminated upon the material failure of either party to comply with its stated duties and obligations, subject to a 30-day cure period.
     Certain officers and directors of Royal Palm also serve as officers and directors of the Company. For this reason, Royal Palm is generally prohibited from engaging in activities competitive with the business of the Company post-closing, unless such restriction is waived by the Board of Directors of the Company.
     Univision Affiliation Agreement
     Univision owns 100% of the Company’s outstanding Series A Convertible Non-Voting Preferred Stock. Immediately following the closing of the Merger Transaction, Univision Network Limited Partnership and Telefutura revised and executed new Affiliation Agreements for all existing television broadcast stations attributable to the Company that are Univision and Telefutura affiliates. These new agreements contain substantially the same terms and conditions as the previous affiliation agreements, but were renewed for 15 year terms beginning at the closing of the merger.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is a discussion of the Company’s financial condition and results of operations comparing the interim quarters ended March 31, 2007 and March 31, 2006. You should read this section together with the Company’s consolidated financial statements including the notes to those financial statements, as applicable, for the years and periods mentioned above.
Overview
     Equity Media Holdings Corporation (the “Company”) was incorporated in Delaware on April 29, 2005 as Coconut Palm Acquisition Corp. (“Coconut Palm”) to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, asset acquisition and/or other similar transaction. On March 30, 2007, Coconut Palm merged with Equity Broadcasting Corporation (“EBC”), with Coconut Palm remaining as the surviving corporation. Immediately following the merger, Coconut Palm changed its name to Equity Media Holdings Corporation.
     In connection with the Merger Transaction, the holders of EBC Class A common stock were issued an aggregate of 20,037,016 shares of Coconut Palm common stock (excluding dissenters), and the holders of EBC Class B common stock were issued an aggregate of 6,313,848 shares of Coconut Palm common stock. The holders of EBC Series A preferred stock were either issued an aggregate of 2,050,519 shares of Coconut Palm Series A Convertible Non-Voting Preferred Stock reflecting accrued and unpaid dividends through the date of closing or 314,966 shares of Coconut Palm common stock, as the case may be. In connection with the approval of the above described transaction, the Coconut Palm stockholders (i) adopted the Coconut Palm Acquisition Corp. 2007 Stock Incentive Plan under which Coconut Palm will reserve up to 12,274,853 shares of common stock for issuance under the 2007 Stock Incentive Plan, (ii) adopted Coconut Palm’s Amended and Restated Certificate of Incorporation to (a) increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares, (b) increase the number of authorized shares of preferred stock from 1,000,000 shares to 25,000,000 shares, (c) change Coconut Palm’s name from “Coconut Palm Acquisition Corp.” to “Equity Media Holdings Corporation”, and (d) authorize the issuance of approximately 2,050,519 shares of Series A Convertible Non-Voting Preferred Stock under a Certificate of Designation, (iii) adopted Coconut Palm’s Amended and Restated Certificate of Incorporation to continue to provide for a staggered board with three classes of directors, and (iv) ratified the Management Services Agreement between Royal Palm Capital Management, LLLP and Coconut Palm. Additional shares of Series A Convertible Non-Voting Preferred Stock were authorized for accrued and unpaid dividends through the date of the completion of the merger, increasing the number of authorized shares of Series A Convertible Non-Voting Preferred Stock from 1,736,746 to 2,050,519.
     As the second largest affiliate of Univision, the Company has, in effect, acted as a development vehicle for Univision to enter into various new, strategic markets across the United States, and the Company has entered into affiliation agreements to provide programming in those markets. After the merger transaction, Univision continues to own approximately 8% of the Company on a fully-converted basis, with ownership consisting of common stock (approximately 3%) and preferred stock (approximately 5%). In connection with the merger, Univision extended its affiliation agreements for terms totaling 15 years beginning at the closing of the merger transaction in all markets in which the Company currently operates with Univision and TeleFutura. The Company has affiliation agreements for 44 of its stations, and 20 of these stations have 15-year affiliation agreements with the top-ranked Univision primary network or the TeleFutura network. Of these 20 Hispanic stations, 13 are in the nation’s top 65 Hispanic markets. Univision is a key source of programming for the Company’s television broadcasting business and continues to be a key strategic partner.
     Through the use and applications of the FCC historic television licensing process and its industry alliances, as of March 31, 2007, the Company has been able to develop its FCC asset portfolio to a total of 119 full and low power permits, licenses and applications that it owns or has contracts to acquire. During this time, the Company has operated or had signed agreements to acquire one of the largest portfolios of both television stations and digital spectrum in the United States, according to BIA Financial Network, Inc. While the Company originally targeted small to medium-sized markets for development, the Company has been able to leverage its original properties into stations in larger metropolitan markets such as Denver, Colorado; Salt Lake City, Utah; Kansas City, Missouri; Detroit, Michigan; Minneapolis, Minnesota; Oklahoma City, Oklahoma; and Portland, Oregon.
     The Company believes it is uniquely positioned within the high growth areas of specialty or niche programming (particularly Hispanic programming), with access to broadcast spectrum in several large markets. The Company also believes that it is well positioned with respect to data convergence, and that its significant spectrum assets provide an opportunity as a digital content delivery vehicle within its footprint.
     Of the stations in the Company’s portfolio, 44 have strategic affiliation agreements in place to provide programming and generate revenue. A significant number of these affiliates are in early stages of development with high growth potential. A significant portion of the Company’s station and spectrum portfolio does not have content agreements in place and this will represent a significant growth opportunity in enhancing the Company’s revenue and profitability. In the last eight years, the Company’s management has been focused on acquisitions, developing stations and getting FCC approvals for licenses to operate in markets across the United States. During this period, the Company financed itself largely by acquiring television construction permits and acquiring stations at attractive valuations. After acquiring the stations, the Company would construct and/or upgrade the facilities. The Company would, on a selective market basis, acquire attractive programming, build up a local sales presence and sell the station at an increased valuation to fund operations, internal growth, acquisitions and to service debt. As a result of the limited availability of funding, the Company has continued this selective station development and sale process and to date has not focused on implementing comprehensive programming, sales, marketing and advertising programs at each station to fully maximize the revenue or profitability potential for its properties. Following the merger between EBC and Coconut Palm, the Company is seeking to implement a more comprehensive set of programming, sales, marketing and advertising programs at each station in an effort to more fully maximize the revenue or profitability potential for its properties, although no assurances can be given that these programs will successfully achieve these goals.
     Generally, it takes a few years for the Company’s newly acquired or built stations to generate operating cash flow. A majority of the Company’s network stations have been acquired or built within the last five years. During the initial period after acquisition or construction of a station, the Company incurred significant expenses related to:
•	acquiring syndicated programming;

•	improving technical facilities;

•	increasing and improving cable distribution;

•	hiring new personnel; and

•	marketing our television stations to viewers.
     In addition, it requires time to gain viewer awareness of new station programming and to attract advertisers. Accordingly, the Company has incurred, and expects to continue to incur, with newly acquired or built stations, losses at a station in the first few years after it acquires or builds the station. Occasionally unforeseen expenses and delays increase the estimated initial start-up expenses. This requires the Company’s established stations to generate revenues and cash flow sufficient to meet its business plan including the significant expenses related to our newly acquired or built stations.
RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006
Revenue
     The following table sets forth the principal types of broadcast revenue earned by the Company and its stations for the periods indicated and the change from one period to the next both in dollars and percent:

	For the Three Months Ended March 31,
				%
	2007	2006	Change	Change
	(In thousands, except percentages)
Broadcast Revenues
Local	$2,405	$2,962	$(558)	(18.8)%
National	1,987	2,077	(90)	(4.3)
Other	247	410	(163)	(39.7)
Trade & Barter Revenue	2,136	1,825	311	17.0

Total Broadcast Revenue	$6,775	$7,274	$(500)	(6.9)%

     As noted in the Overview, the operating revenue of the Company’s stations is derived primarily from advertising revenue. The above table segregates revenue received from local sources compared to national sources, together with gross trade and barter revenues, which is non-cash. Other broadcast revenue is a combination of production, uplink services, news services, and other non-spot broadcast revenue.
     Total Broadcast Revenue decreased $0.5 million, or 6.9%, to $6.8 million. The primary reason for this decrease is due to the sale by the Company of KPOU-TV, Portland, OR, an Univision affiliate, on November 1, 2006. Due to the disposal, total revenues for KPOU decreased $0.7 million for the comparative three month period. Total Broadcast Revenue, excluding the decrease due to KPOU, increased $0.2 million, or 3.4%. Total local and national revenue from the Company’s Spanish-language stations, excluding

KPOU, increased $0.6 million, or 32%. This increase was partially offset by a decrease of $0.5 million in local and national revenue from the Company’s English-language stations. Also, during the first quarter trade and barter revenue increased $0.3 million, or 17%, as compared to the same period in 2006. This increase is due primarily to the continued growth in Company’s investment in syndicated programming as it continues its commitment to reduce the amount of shopping and long-form commercials and more traditional programming.
Results of Operations
     The following table sets forth the Company’s operating results for the three month period ended March 31, 2007, as compared to the three month period ended March 31, 2006:

	For the Three Months Ended March 31,
				%
	2007	2006	Change	Change
	(In thousands, except percentages, net income per share and weighted average shares)
Broadcast Revenue	$6,774	$7,274	$(500)	(6.9)
Program, production & promotion	1,471	1,320	151	11.4
Selling, general & administrative	8,234	7,710	524	6.8
Management agreement settlement	8,000	—	8,000	100.0
Depreciation expense	944	766	178	23.2
Rent	605	527	78	14.7

Operating (loss)	(12,480)	(3,049)	(9,431)	46.9

Interest income	4	7	(3)	42.9
Interest Expense, net	(2,121)	(1,743)	(378)	21.7
Gain on sale of assets	454	0	(454)	100
Other income, net	130	226	(96)	(42.5)

	(1,533)	(1,510)	(23)	1.5

(Loss) before income taxes	(14,013)	(4,559)	(9,454)	207.4
Income taxes	—	—	—	—

Net (loss)	(14,013)	(4,559)	(9,454)	207.4
Preferred dividend	(12,135)	—	(12,135)	100.0
Net loss available to common shareholders	(26,148)	(4,559)	21,589	473.5
Basic net (loss) per common share	$(1.02)	$(0.18)	$(0.84)	466.7

Basic shares used in earnings per share calculation	25,668,789	25,371,332
     Program, production and promotion expenses
     Program, production and promotion expense was $1.5 million in the three month period ended March 31, 2007, as compared to $1.3 million in the three month period ended March 31, 2006, an increase of $0.2 million, or 11.4%. The increase was due entirely to an increase in Syndicated Programming expense.

     Selling, general and administrative
     Selling, general and administrative expense was $8.2 million in the three month period ended March 31, 2007, as compared to $7.7 million in the three month period ended March 31, 2006, an increase of $0.5 million, or 6.8%. Contributing to this increase were increases in labor costs, and trade and barter expense, partially offset with a reduction in LMA expense.
     Depreciation and Amortization
     Depreciation and amortization was $1 million in the three month period ended March 31, 2007, as compared to $0.8 million in the three month period ended March 31, 2006. Of those expense amounts, amortization expense was $30,186 for the three month period ended March 31, 2007 compared to $23,516 for the three month period ended March 31, 2006, an increase of $6,670.
     Rent
     Rent expense was $0.6 million in the three month period ended March 31, 2007, as compared to $0.5 million in the three month period ended March 31, 2006, an increase of $0.1 million, or 14.7%. An increase in tower rent expense was the primary factor.
     Interest Expense, net
     Interest expense, net of interest income, was $2.1 million in the three month period ended March 31, 2007, as compared to $1.7 million in the three month period ended March 31, 2006, an increase of $0.4 million, or 20.1%. This increase is primarily attributable to higher average interest rates in 2007. The combined average interest rates on the Company’s senior credit facility were 13.1% and 11.7% for the three months ended March 31, 2007 and 2006, respectively.
     Gain on sale of assets
     The gain on sale of assets was $0.5 million in the three month period ended March 31, 2007, as compared to none in the three month period ended March 31, 2006, an increase of $0.5 million. The gain on sale in 2007 included the sale of a broadcast tower located in central Arkansas.
     Other income, net
     Other income, net was $130,000 for the three months ended March 31, 2007 as compared to $226,000 for the three months ended March 31, 2006, a decrease of $96,000. The Company received $275,000 in 2006 as a partial settlement in a lawsuit, which contributed to the decline as compared to 2007.
Liquidity and Capital Resources
     General
     The following table and discussion presents data the Company believes is helpful in evaluating it liquidity and capital resources:

	As of
	March 31, 2007	December 31, 2006
	(In thousands)
Cash and cash equivalents	$23,846	$1,631
Long term debt including current portion and lines of credit	$77,220	$57,962
Available credit under senior credit agreement	$2,258	$5,440
     The principal ongoing uses of cash that affect the Company’s liquidity position include the following: the acquisition of and payments under syndicated programming contracts, capital and operational expenditures and interest payments on the Company’s debt. It should be noted that no principal is due on the senior credit facility until June 2010.
     Management believes that the combination of current cash balances, funds available under its revolving credit facility, anticipated proceeds from the sale of certain TV stations will be adequate to provide for the Company’s working capital requirements, capital expenditures, and debt service for the foreseeable future.

Sources and Uses of Cash

	For the Three Months
	Ended March 31,
	2007	2006
	(In thousands)
Net cash used by operating activities	$(7,771)	$(2,512)
Net cash used by investing activities	(1,959)	(544)
Net cash provided by financing activities	31,944	2,114

Net decrease in cash and cash equivalents	$22,214	$(942)

     Operating Activities
     Net cash used in operating activities for the three month periods ending March 31, 2007 and 2006 was $7.8 million and $2.5 million, respectively. The increase in net cash used by operating activities of $5.3 million was due primarily to an increase in the net loss of $9.4 million and an increase in Management Agreement Settlement of $4.8 million, a non-cash operating expense.
     Investing Activities
     Net cash used by investing activities was $1.9 million in the three month period ended March 31, 2007, an increase in the use of cash of $1.4 million compared to the three month period ended March 31, 2006, when $0.5 million was used by investing activities. The increase in use was largely due to the acquisition of three low power television stations located in Oklahoma and Arkansas, including KLRA, the Univision affiliate in Little Rock, Arkansas.
     Financing Activities
     Net cash provided by financing activities was $31.9 million in the three month period ended March 31, 2007, compared to $2.1 million in the three month period ended March 31, 2006, an increase of $29.8 million. During the three month period ended March 31, 2007, the Company completed its merger with Coconut Palm. As part of the Merger Transaction, the Company acquired the existing assets and liabilities of Coconut Palm, including operating cash of $22.8 million and $10.9 million of funds held in trust for the retirement of the stock held by Coconut Palm shareholders who elected not to participate in the merger. The funds held in trust are restricted and not available for any use by the Company. The Company’s net increase in debt was $15.2 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.
Income Taxes
     The Company and its subsidiaries file a consolidated federal income tax return and such state and local tax returns as are required. Based on the net operating loss carry forwards the Company does not expect to pay any significant amount of income taxes in the next several years.
Debt Instruments and Related Covenants
     The Company’s senior credit facility is collateralized by substantially all of the assets, including real estate, of the Company and its subsidiaries. The loan agreement contains certain restrictive provisions which include, but are not limited to, requiring the Company to achieve certain revenue and earnings goals, limiting the amount of annual capital investments, incur additional indebtedness, make certain acquisitions and investments, sell assets or make other restricted payments, including dividends (all are as defined in the loan agreement and subsequent amendments.)

     As of March 31, 2007, the applicable margins for base rate advances and LIBOR advances under the revolver portion of the facility were 6% and 7%, respectively. The amount outstanding under the senior credit facility as of March 31, 2007 was $37.4 million and is allocated as follows: term loan facility of $20.0 million and revolving loan of $17.4 million. On April 12, 2007, the Company paid $17.4 million against the revolver portion of the facility. Subsequent to that payment, there was $19.5 million of available credit.
Inflation
     Management does not believe that inflation has had a material impact on operations to date, nor is inflation expected to have a material effect on operations in the near future. However, there can be no assurances that a high rate of inflation in the future would not have an adverse impact on our operating results and increase borrowing costs.
Off-Balance Sheet Arrangements
     The Company does not have any off-balance sheet arrangements.
Related Party Transactions
     Until the Merger Transaction with Coconut Palm, Arkansas Media owned 75% of the EBC’s Class B common shares outstanding. The owners of Arkansas Media held management and board of director positions within EBC. Arkansas Media had provided management services to the Company under the terms of a management agreement. An aspect of the merger with Coconut Palm was a settlement between Arkansas Media and the Company whereby the management agreement was terminated effective March 30, 2007, the date of the merger. As consideration for terminating the agreement, EBC paid Arkansas Media $3.2 million, issued 640,000 shares of the Company’s pre-merger Class A common stock, purchased three low power television stations for $1.3 million, purchased an office building and land for $0.3 million and retired a note payable to a company affiliated with Arkansas Media for $0.5 million. The three owners of Arkansas Media also entered into either employment or consulting agreements with the Company for periods of one to three years, effective the date of the Merger Transaction.
     Univision Communications, Inc. is a shareholder in the Company. Univision also acts as the national sales agent for the Company’s Spanish-language television stations. The Company pays Univision a 15% commission on those sales. The Company also operates its Salt Lake City Univision television station, KUTH through a local marketing agreement with Univision. Concurrent with the merger, EBC retired its preferred stock and paid Univision $19,588,670 for its preferred stock holdings. In addition, the Company issued 2,050,519 shares of new preferred stock to pay the dividends that had accrued on the EBC preferred stock since its issuance in June 2001. Those dividends totaled $10.5 million. The Company also issued a $15.0 million promissory note to Univision as further compensation for its preferred stock.
     In connection with the approval of the above described transaction, the Company’s stockholders ratified the Management Services Agreement between Royal Palm Capital Management, LLLP and Coconut Palm. The agreement generally provides that Royal Palm will provide general management and advisory services for an initial term of three years, subject to renewal thereafter on an annual basis by approval of a majority of the independent directors serving on Coconut Palm’s board of directors. The services to be provided include, but are not limited to, establishing certain office, accounting and administrative procedures, helping the Company obtain financing, advising the Company in securities matters and future acquisitions or dispositions, assisting the Company in formulating risk management policies, coordinating public relations and investor relations efforts, and providing such other services as may be reasonably requested by the Company and agreed to by Royal Palm. Royal Palm shall receive an annual management fee of $1,500,000, in addition to the reimbursement of budgeted out-of-pocket expenses incurred in the performance of Royal Palm’s management services. The management services agreement may be terminated upon the material failure of either party to comply with its stated duties and obligations, subject to a 30-day cure period.
     Certain officers and directors of Royal Palm also serve as officers and directors of the Company. For this reason, Royal Palm is generally prohibited from engaging in activities competitive with the business of the Company post-closing, unless such restriction is waived by the board of directors of the Company.
     Other related party activities were immaterial to the Company’s financial position and results of operations.
Critical Accounting Policies and Estimates
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require the Company to make estimates and assumptions about future events and their impact on amounts reported in the Company’s consolidated financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results may differ from the Company’s estimates. Such differences may be material to the consolidated financial statements.
     The Company believes its application of accounting policies, and the estimates inherently required therein, are reasonable.

     These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, the Company has found its application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.
     The Securities and Exchange Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operation, and which require the company to make its most difficult and subjective judgments, often as the result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies and estimates include the estimates used to determine the recoverability of indefinite-lived assets, including goodwill, the recoverability of long-lived tangible assets, the value of television broadcast rights, the amount of allowance of doubtful accounts, the existence and accounting for variable interest entities and the amount of stock-based compensation. For a detailed discussion of our critical accounting policies and estimates, please refer to our 2006 audited financial statements as reported in our Form 8-K/A filed on May 14, 2007 with the Securities and Exchange Commission. There have been no material changes in the application of our critical accounting policies and estimates subsequent to that report.
Recent Accounting Pronouncements
     The Financial Accounting Standards Board (“FASB”) has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the consolidated financial statements of the Company.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position, cash flow and results of operations.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
General
     The Company is exposed to market risk from changes in domestic and international interest rates (i.e. prime and LIBOR). This market risk represents the risk of loss that may impact the financial position, results of operations and/or cash flows of the Company due to adverse changes in interest rates. This exposure is directly related to our normal funding activities. The Company does not use financial instruments for trading and, as of March 31, 2007, was not a party to any interest-rate derivative agreements.
Interest Rates
     At March 31, 2007, the entire outstanding balance under our credit agreement, approximately 79% of the Company’s total outstanding debt (credit agreement, lines of credit, asset purchase loans, real estate mortgage, etc.) bears interest at variable rates. The fair value of the Company’s fixed rate debt is estimated based on current rates offered to the Company for debt of similar terms and maturities and is not estimated to vary materially from its carrying value.

     Based on amounts outstanding at March 31, 2007, if the interest rate on the Company’s variable debt were to increase by 1.0%, its annual interest expense would be higher by approximately $0.6 million.
ITEM 4 and ITEM 4T. CONTROLS AND PROCEDURES
     The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.
     Since the Evaluation Date, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In connection with the merger between EBC and Coconut Palm, EBC and each member of EBC’s board of directors was named in a lawsuit filed by an EBC shareholder in the circuit court of Pulaski County, Arkansas on June 14, 2006. As a result of the merger between EBC and Coconut Palm, pursuant to which EBC merged into Coconut Palm, Coconut Palm, which was renamed Equity Media Holdings Corporation, is a party to the lawsuit. The lawsuit contains both a class action component and derivative claims. The class action claims allege various deficiencies in EBC’s proxy used to inform its shareholders of the special meeting to consider the merger. These allegations include: (i) the failure to provide sufficient information regarding the fair value of EBC’s assets and the resulting fair value of EBC’s Class A common stock; (ii) that the interests of holders of EBC’s Class A common stock are improperly diluted as a result of the merger to the benefit of the holders of EBC’s Class B common stock; (iii) failure to sufficiently describe the further dilution that would occur post-merger upon exercise of Coconut Palm’s outstanding warrants; (iv) failure to provide pro-forma financial information; (v) failure to disclose alleged related party transactions; (vi) failure to provide access to audited consolidated financial statements during previous years; (vii) failure to provide shareholders with adequate time to review a fairness option obtained by EBC’s board of directors in connection with the merger; and (viii) alleged sale of EBC below appraised market value of its assets. The derivative components of the lawsuit allege instances of improper self-dealing, including through a management agreement between EBC and Arkansas Media.
     In addition to requesting unspecified compensatory damages, the plaintiff also requested injunctive relief to enjoin EBC’s annual shareholder meeting and the vote on the merger. An injunction hearing was not held before EBC’s annual meeting regarding the merger so the meeting and shareholder vote proceeded as planned and EBC’s shareholders approved the merger. On August 9, 2006, EBC’s motion to dismiss the lawsuit was denied. On February 21, 2007, the plaintiff filed a “Motion to Enforce Settlement Agreement” with the court alleging the parties reached an oral agreement to settle the lawsuit. The plaintiff subsequently filed a motion to withdraw the motion to settle and filed a “Third Amended Complaint” on April 10, 2007. This motion added two additional plaintiffs and expanded on the issues recited in the previous complaints.
     Management believes that this lawsuit has no merit and asserts that the Company has negotiated in good faith to attempt to settle the lawsuit. Regardless of the outcome management does not expect this proceeding to have a material impact of its financial condition or results of operations in 2007 or any future period.
     Although the Company is a party to certain other pending legal proceedings in the normal course of business, management believes the ultimate outcome of these matters will not be material to the financial condition and future operations of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business.
ITEM 1A. RISK FACTORS
     There have been no material changes in our risk factors during the fiscal quarter ended March 31, 2007 from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
IPO
     On September 14, 2005, we consummated our initial public offering of 10,000,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On September 19, 2005, we closed the sale of an additional 1,500,000 units pursuant to the underwriters’ over-allotment option. The Units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $69,000,000. Morgan Joseph & Co. Inc. and EarlyBirdCapital, Inc. acted as lead underwriters. The securities sold in the offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (No. 333-125105). The Securities and Exchange Commission declared the registration statement effective on September 8, 2005.
Use of IPO Proceeds
     On March 30, 2007, the Company consummated the merger with Equity Broadcasting Corporation (“EBC”), following stockholder approval of the merger and related transactions on March 29, 2007 set forth in the Form S-4/Proxy Statement, the final prospectus of which was filed with the with Securities and Exchange Commission on March 19, 2007. At the closing of the merger, $65,700,671 of net proceeds from our initial public offering (including accrued interest) held in trust were released to us.

     The net proceeds from our initial public offering were applied as follows:

(in thousands)
IPO proceeds held in trust	$65,700,672
Cash portion of purchase price	25,000,000
Fees to underwriter	1,250,000
Conversion of common stock	10,899,882
Cash portion of Management Settlement Agreement	5,096,551
Professional Fees, Legal, Accounting, and Printing Fees	1,900,000
Funds applied to working capital and general corporate expenses	21,554,239
     In connection with the merger with EBC, the holders of EBC Class A common stock were issued an aggregate of 20,134,501 shares of the Company’s common stock (excluding dissenters), while the holders of EBC Class B common stock were issued an aggregate of 6,313,848 shares of the Company’s common stock. The holders of EBC Series A preferred stock were either issued an aggregate of 2,050,519 shares of the Company’s Series A Convertible Non-Voting Preferred Stock reflecting accrued and unpaid dividends through the date of closing or 314,967 shares of the Company’s common stock, as the case may be.
     The Company made a payment of $1.25 million of fees to our underwriter Morgan Joseph & Co. Inc., who were the underwriters in the Company’s initial public offering. The Company also made payment of $5.1 million to Arkansas Media, an affiliate of our Chief Executive Officer and Chief Operating Officer, as set forth in the Form S-4/Proxy Statement. Also, in connection with the merger, the holders of 1,908,911 shares of the Company’s common stock elected to convert their shares into a pro rata portion of the Company’s trust account, or $5.71 per share. The Company made total payments of $10.9 million to the converting stockholders.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At a special meeting of stockholders held on March 29, 2007, the following matters set forth in our proxy statement/prospectus dated March 16, 2007, which was filed with the Securities and Exchange Commission on March 19, 2007, were voted upon with the results indicated below:
1.     To approve the merger with EBC, pursuant to the Agreement and Plan of Merger, dated as of April 7, 2006, as amended, among Coconut Palm, EBC and certain shareholders of EBC, and the transactions contemplated by the merger agreement.
FOR: 8,857,594     AGAINST: 1,908,911     ABSTAIN: 0
SHARES EXERCISING CONVERSION RIGHTS: 1,908,911
2.     To approve the adoption of the Coconut Palm Acquisition Corp. 2007 Stock Incentive Plan under which Coconut Palm will reserve up to 12,274,853 shares of common stock for issuance under the 2007 Stock Incentive Plan
FOR: 11,369,571     AGAINST: 1,857,434     ABSTAIN: 39,500
3.     To approve the adoption of Coconut Palm’s Amended and Restated Certificate of Incorporation, to (i) increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares, (ii) increase the number of authorized shares of preferred stock from 1,000,000 shares to 25,000,000 shares, (iii) change Coconut Palm’s name from “Coconut Palm Acquisition Corp.” to “Equity Broadcasting Corporation”, and (iv) authorize the issuance of approximately 1,736,746 shares of Series A Convertible Non-Voting Preferred Stock under a Certificate of Designation.
FOR: 11,374,071     AGAINST: 1,727,934     ABSTAIN: 164,500
4.     To approve the adoption of Coconut Palm’s Amended and Restated Certificate of Incorporation to continue to provide for a staggered board with three classes of directors.
FOR: 11,370,571     AGAINST: 1,731,434     ABSTAIN: 164,500
5.     To ratify the Management Services Agreement between Royal Palm Capital Management, LLLP and Coconut Palm.
FOR: 11,369,071     AGAINST: 1,732,934     ABSTAIN: 164,500
     There were no broker non-votes.

ITEM 6. EXHIBITS
Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY MEDIA HOLDINGS CORPORATION
Date: May 21, 2007	By:	/s/ Larry Morton
Chief Executive Officer and President
(principal executive officer)

Date: May 21, 2007	By:	/s/ Glenn Charlesworth
Interim Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.