Form 10-Q
period 2007-06-30
Equity Media Holdings CORP
filed 2007-08-20
CIK 1327012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 13, 2007, 40,162,909 shares of the Company’s common stock, $0.0001 par value per share, were outstanding.

EQUITY MEDIA HOLDINGS CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EQUITY MEDIA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS

Current assets
Cash and cash equivalents	$6,430,100	$1,630,973
Certificate of deposit	110,093	107,611
Trade accounts receivable, net of allowance for uncollectible accounts	3,858,155	3,893,887
Program broadcast rights	4,440,657	5,104,685
Assets held for sale	3,933,793	12,352,613
Other current assets	243,050	811,231
Prepaid expenses – related party	100,000	—

Total current assets	19,115,848	23,901,000

Property and equipment
Land and improvements	2,026,698	2,200,330
Buildings	2,902,842	2,348,475
Broadcast equipment	27,315,767	23,354,491
Transportation equipment	299,332	232,776
Furniture and fixtures	4,213,746	3,337,654
Construction in progress	599,598	203,816

	37,357,983	31,677,542
Accumulated depreciation	(14,282,334)	(12,161,846)

Net property and equipment	23,075,649	19,515,696

Intangible assets
Indefinite-lived assets, net
Broadcast licenses	72,177,511	63,064,692
Goodwill	1,940,282	1,940,282

Total indefinite-lived assets, net	74,117,793	65,004,974

Other assets
Broadcasting construction permits	925,040	926,000
Program broadcast rights	3,441,480	4,120,753
Investment in joint ventures	628,916	681,605
Deposits and other assets	194,123	302,630
Broadcasting station acquisition rights pursuant to assignment agreement	40,000	—

Total other assets	5,229,559	6,030,988

Total assets	$121,538,849	$114,452,658

See Notes to Unaudited Condensed Consolidated Financial Statements.

	June 30, 2007 (Unaudited)	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$3,837,207	$1,980,509
Due to affiliates and related parties	1,147,554	1,338,557
Accrued expenses and other liabilities	2,292,201	1,455,526
Line of credit	295,000	—
Deposits held for sales of broadcast licenses	213,500	219,024
Deferred revenue	571,813	212,299
Current portion of program broadcast rights obligations	1,805,662	1,126,580
Current portion of deferred barter revenue	2,508,392	3,903,770
Note payable to Univision	15,000,000	—
Current portion of notes payable	39,615,666	3,934,615
Current portion of capital lease obligations	28,232	35,267
Liability for shares converted to cash	368,410	—

Total current liabilities	67,683,637	14,206,147

Non-current liabilities
Notes payable, net of current portion	7,489,279	53,966,446
Capital lease obligations, net of current portion	14,467	25,736
Program broadcast rights obligations, net of current portion	815,464	1,020,937
Deferred barter revenue, net of current portion	2,234,528	2,889,424
Due to affiliates and related parties	42,869	51,499
Security and other deposits	1,024,601	1,024,601
Other liabilities	185,598	—

Total non-current liabilities	11,806,806	58,978,643

Total liabilities	79,490,443	73,184,790

Commitments and Contingencies	—	—
Mandatorily redeemable preferred stock — $.0001 par value; 25,000,000 shares authorized; 2,050,519 issued and outstanding	10,519,162	—

Stockholders’ Equity
Common stock — $.0001 par value; 100,000,000 shares authorized; 40,163,169 and 25,371,332 issued and 40,162,909 and 25,371,332 outstanding at June 30, 2007 and at December 31, 2006, respectively	4,016	2,537
Additional paid-in-capital	135,014,844	98,915,163
Accumulated deficit	(103,488,264)	(57,649,832)
Treasury stock, at cost – 260 shares at June 30, 2007	(1,352)	—

Total stockholders’ equity	31,529,244	41,267,868

Total liabilities and stockholders’ equity	$121,538,849	$114,452,658

See Notes to Unaudited Condensed Consolidated Financial Statements.

EQUITY MEDIA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended June 30		Six Months ended June 30
	2007	2006	2007	2006
Broadcast Revenue	$7,014,601	$8,654,462	$13,788,675	$15,928,362

Operating Expenses
Program, production & promotion	1,567,417	1,558,605	3,038,359	2,878,800
Selling, general & administrative	10,660,028	8,094,693	18,255,655	15,228,867
Selling, general & administrative – related party	290,512	270,404	581,506	497,850
Management agreement settlement	—	—	8,000,000	—
Depreciation & amortization	903,302	878,331	1,847,359	1,644,304
Management fees – related party	412,416	500,499	760,165	848,846
Rent	627,265	532,592	1,232,296	1,060,026

Total operating expenses	14,460,940	11,835,124	33,715,340	22,158,693

Loss from operations	(7,446,339)	(3,180,662)	(19,926,665)	(6,230,331)

Other income (expense)
Interest income	28,635	4,160	32,510	10,871
Interest expense	(2,111,165)	(1,936,527)	(4,231,839)	(3,679,222)
Gain on sale of assets	—	592,659	453,753	592,659
Other income, net	109,452	194,189	269,851	655,726
Losses from affiliates and joint ventures	(22,428)	(114,099)	(52,689)	(349,258)

Total other (expense), net	(1,995,506)	(1,259,618)	(3,528,414)	(2,769,224)

Loss before provision for income taxes	(9,441,845)	(4,440,280)	(23,455,079)	(8,999,555)
Provision for income taxes	—	—	—	—

Net loss	(9,441,845)	(4,440,280)	(23,455,079)	(8,999,555)
Preferred dividend	(185,598)	—	(12,320,541)	—

Net loss available to common shareholders	$(9,627,443)	$(4,440,280)	$(35,775,620)	$(8,999,555)

Weighted average number of common shares outstanding:
Basic and diluted	38,895,739	25,371,332	32,318,803	25,371,332

Net loss available to common shareholders per share:
Basic and diluted	$(0.25)	$(0.18)	$(1.11)	$(0.35)

See Notes to Unaudited Condensed Consolidated Financial Statements.

EQUITY MEDIA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN COMMON STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Paid-in Capital in Excess of Par	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at January 1, 2006, as restated	25,371,332	$2,537	$98,915,163	$(54,421,723)	—	$—	$44,495,977
Net loss for the year	—	—	—	(3,228,109)			(3,228,109)

Balance at December 31, 2006	25,371,332	2,537	98,915,163	(57,649,832)	—	—	41,267,868
Retirement of preferred shareholders	—	—	(29,937,188)	(10,062,812)			(40,000,000)
Shares issued per consulting agreement	43,860	4	(4)	—	—	—	—
Common stock issued as payment of preferred dividends	314,966	32	1,615,749	(1,615,781)	—	—	—
Preferred shares issued as payment of preferred dividends	—	—	—	(10,519,162)	—	—	(10,519,162)
Acquisition of net assets of Coconut Palm Acquisition Corporation	12,091,089	1,209	50,638,304	—	—	—	50,639,513
Charge to additional paid-in capital for prepaid merger costs	—	—	(953,223)	—	—	—	(953,223)
Common stock portion of settlement to terminate Arkansas Media Management Agreement	935,672	94	4,799,906	—	—	—	4,800,000
Purchase of fractional shares	—	—	—	—	(260)	(1,352)	(1,352)
Shared based compensation cost			1,304,687				1,304,687
Common shares issued in connection with private placement	1,406,250	140	8,999,860	—	—	—	9,000,000
Retirement of Equity Broadcasting Corporation dissenting shareholders	—	—	(368,410)	—	—	—	(368,410)
Accretion of preferred dividends	—	—	—	(185,598)	—	—	(185,598)
Net loss for the six months ended June 30, 2007	—	—	—	(23,455,079)	—	—	(23,455,079)

Balance at June 30, 2007	40,163,169	$4,016	$135,014,844	$(103,488,264)	(260)	$(1,352)	$31,529,244

See Notes to Unaudited Condensed Consolidated Financial Statements.

EQUITY MEDIA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30
	2007	2006
Cash flows from operating activities:
Net loss	$(23,455,079)	$(8,999,555)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for bad debt	807,311	247,520
Depreciation	1,806,874	1,588,909
Amortization of intangibles	40,485	55,395
Amortization of program broadcast rights	3,480,779	2,837,928
Amortization of discounts on interest-free debt	29,723	—
Equity in losses of equity method subsidiaries and joint ventures	52,689	349,258
(Gain) on sale of equipment	(453,753)	(70,295)
(Gain) on sale of intangibles	—	(522,364)
Stock issued to terminate management agreement	4,800,000	—
Share based compensation	1,304,687	—
Changes in operating assets and liabilities:
Trade accounts receivable	(771,580)	(1,277,414)
Deposits and other assets	(332,062)	375,112
Accounts payable and accrued expenses	221,561	1,376,637
Program broadcast rights	(2,137,475)	(2,923,010)
Program broadcast obligations	473,606	(372,979)
Security deposits	(5,524)	—
Deposits held pending sale	—	3,494,454
Deferred income	(1,690,760)	403,170
Other liabilities	—	15,500

Net cash used by operating activities	(15,828,518)	(3,421,734)

Cash flows from investing activities:
Purchases of property and equipment	(4,710,382)	(1,352,856)
Proceeds from sale of property and equipment	621,462	92,250
Proceeds from sale of intangibles	—	157,082
Proceeds from sale of broadcast stations	—	1,120,121
Acquisition of broadcast assets	(1,225,000)	(140,804)
Purchase of certificate of deposit	(2,483)	(1,876)
Purchase of other intangible assets	—	(4,565)
Net advances to affiliates	(206,962)	(95,509)

Net cash used in investing activities	(5,523,365)	(226,157)

Cash flows from financing activities:
Borrowings under borrowing agreements	8,221,685	15,500,023
Payments of notes payable	(18,957,873)	(13,499,253)
Payments of capital lease obligations	(18,303)	(16,458)
Recapitalization through merger	52,906,853	—
Purchase of common stock	(1,352)	—
Purchase of preferred stock	(25,000,000)	—
Issuance of common stock in private placement	9,000,000	—

Net cash provided by financing activities	26,151,010	1,984,312

Net increase (decrease) in cash and cash equivalents	4,799,127	(1,663,579)
Cash and cash equivalents — beginning of period	1,630,973	2,254,236

Cash and cash equivalents — end of period	$6,430,100	$590,657

Supplemental cash flow information:
Cash paid during the period for interest	$3,443,029	$3,217,212

Supplemental non-cash activities:
Issuance of note payable to redeem preferred stock	$15,000,000	—
Settlement with dissenting shareholders	$10,531,472	—
Issuance of mandatory redeemable preferred stock to pay accrued preferred dividends	$10,519,162	—
Assumption of net liabilities of Coconut Palm Acquisition Corporation	$(2,267,340)	—
Issuance of common stock to pay preferred dividends	$1,615,781	—
Charge to stockholders’ equity for prepaid merger costs	$953,223	—
Acquisition of real property through assumption of debt	$205,347	—
Accretion of preferred dividends	$185,598	—

See Notes to Unaudited Condensed Consolidated Financial Statements.

EQUITY MEDIA HOLDINGS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Equity Media Holdings Corporation was incorporated in Delaware on April 29, 2005 as Coconut Palm Acquisition Corp. (“Coconut Palm”) to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, asset acquisition and/or other similar transaction. On March 30, 2007, Coconut Palm merged with Equity Broadcasting Corporation (“EBC”), with Coconut Palm remaining as the legal surviving corporation; however, the financial statements and continued operations are those of EBC as the accounting acquirer (See Note 4 — Merger Transaction). Immediately following the merger, Coconut Palm changed its name to Equity Media Holdings Corporation.

EBC was organized in 1997 under the law of Arkansas and headquartered in Little Rock, Arkansas. It owns and operates television stations across the United States. As of June 30, 2007 the Company owned 23 full power/network television stations, 37 Class A stations and 58 low power television stations. The accompanying unaudited condensed consolidated financial statements also include the results of operations of a radio station operated by the Company pursuant to a local marketing agreement (“LMA”).

The unaudited condensed consolidated financial statements include the accounts of Equity Media Holdings Corporation and its subsidiaries (the “Company”). All significant inter-company balances and transactions have been eliminated. The accounting policies followed by the Company and other pertinent information are set forth in the notes to EBC’s financial statements for the fiscal year ended December 31, 2006 included in the Form 8-K/A filed with the Securities and Exchange Commission on May 14, 2007 (the “Form 8-K/A”). The accompanying condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited consolidated financial statements, and the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2006 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2007 and the results of its operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006, except for the merger and recapitalization and related transactions as further discussed in Note 4 — Merger Transaction. The results of operations for the three and six months ended June 30, 2007 and 2006 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Form 8-K/A.

NOTE 2 — LIQUIDITY AND CAPITAL RESOURCES

        The Company currently has a working capital deficit of approximately $48.6 million and has experienced losses from operations since inception. During the six months ended June 30, 2007, the Company had a net loss of approximately $23.4 million and experienced cash outflows from operations during the same period of approximately $15.8 million. In the past, the Company has relied on equity and debt financing and the sale of assets to provide the necessary liquidity for the business to operate and will need to have access to substantial funds over the next twelve months in order to fund its operations. As of June 30, 2007, the Company has approximately $6.4 million cash on hand, and as more fully discussed in Notes 8 and 9, the Company has access to a working capital line of credit provided to it from certain banking institutions with availability of approximately $23.6 million as of June 30, 2007. However, due to certain restrictions based on the value of the loan collateral the Company does not currently have access to $8.4 million of the $23.6 million. Additionally, a reserve against the Aggregate Revolving Credit Commitment of $4.0 million has been established as a component of the waiver letter signed on August 20, 2007 by the senior lenders and the Company. The remaining $11.2 million is currently available to use to fund operations. That credit line and other notes outstanding contain certain financial covenants. The Company has not met certain of these covenants in previous quarters and has not met them for the quarter ended June 30, 2007. In previous quarters the Company has obtained waivers from having to comply with these covenants from the respective lenders and was able to obtain waivers for the current quarter. However, the waiver is strictly limited to the covenant defaults for the period ended June 30, 2007 and does not extend to any future default should they occur. The effectiveness of the waiver is subject to the timely satisfaction of the following requirements: 1) that no Event of Default has occurred or is continuing other than the specified Events of Default, 2) the Company executes and delivers a counterpart to the waiver agreement to the lenders, and 3) the Company pay the lenders a fee as outlined in the agreement. As additional consideration for the waiver, four “Continuing Covenants” have been added which the Company has to comply with. These Continuing Covenants include: 1) the delivery to the lenders, within seven days from the date of the waiver, cash flow forecasts for various periods through the end of 2007, 2) within thirty days of the date of the waiver, an appraisal of the Compressed Sale Value of the assets held as collateral for the Senior Facility, acceptable to the lender, 3) within ten days of the date of the waiver, deposit $6.0 million of the current cash on hand into an account at a bank approved by the lender, subject to a first priority lien in favor of the lender and agree to limit the use of this cash for the sole purpose of acquiring two specifically identified television stations, and 4) the Company not issuing any ownership interests or equity securities for a period of 180 days from the date of the waiver without the prior written consent of the lenders which consent will not be unreasonably withheld . The $4.0 million reserve will be released on the date the Company delivers a Compliance Report to the lenders for the period ending September 30, 2007, at which time those funds again become available to the Company.

Management is currently preparing a plan to submit to the respective lenders with the objective of releasing the collateral restrictions, replacing the financial covenants to better represent the current business plan, increase the maximum amount of the available Revolver, create a new Revolver designed to fund future acquisitions, reduce the LIBOR rate and extend the term of all existing and future loans, if any. The lender has historically been receptive to the Company’s requests for changes and amendments to the existing loan facilities, including the granting of waivers for failures to meet various financial covenants. Management believes that the lenders will continue to be receptive to the Company’s needs and the above stated goals will be accomplished in a way that is satisfactory to both the lender and the Company, although that cannot be guaranteed.

Management believes that the Compliance Report for the period ending September 30, 2007, will be timely filed within thirty days of that date, thus giving access to the additional $4.0 million available under the existing loan facility, or a total available under the Revolving Credit Agreement of $15.2 million as of June 30, 2007. However, the Company anticipates that it will have to raise additional capital and, or, refinance its current Senior Credit Facility within the next twelve months to continue operations.

If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to liquidate available assets, restructure the company or in the extreme event, cease operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents: The Company considers all cash, money market balances, and highly liquid instruments with an original maturity date of three months or less to be cash equivalents.

Barter and trade transactions: Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized and expensed when used. Barter revenues and expenses for the three and six months ended June 30 were approximately $1.3 million and $2.5 million in 2007 and $1.3 million and $2.5 million in 2006 respectively. Trade revenues and expenses for the three and six months ended June 30 were approximately $1.0 million and $2.0 million in 2007 and $1.0 million and $1.8 million in 2006 respectively.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact, if any, of adopting SFAS No. 159 on its financial position, cash flow and results of operations.

NOTE 4 — MERGER TRANSACTION

On March 30, 2007 (the “Merger Closing”), Coconut Palm consummated a merger with EBC in which EBC merged with and into Coconut Palm, with Coconut Palm remaining as the legal surviving corporation (the “Merger Transaction”), pursuant to the Agreement and Plan of Merger dated April 7, 2006, as amended on May 5, 2006 and on September 14, 2006, among Coconut Palm, EBC and certain shareholders of EBC (the “Merger Agreement”). Upon the Merger Closing, the Company changed its name to “Equity Media Holdings Corporation.” In connection with the Merger Transaction, the holders of EBC Class A common stock were issued an aggregate of 20,037,016 shares of the Company’s common stock, and the holders of EBC Class B common stock were issued an aggregate of 6,313,848 shares of common stock. The holders of EBC Series A preferred stock were paid $25,000,000 in cash and issued a promissory note in the amount of $15,000,000 in exchange for their shares and were issued an aggregate of 2,050,519 shares of the Company’s Series A Convertible Non-Voting Preferred Stock reflecting accrued and unpaid dividends through the date of Merger Closing and 314,966 shares of Coconut Palm common stock.

In connection with the Merger Transaction, on March 29, 2007, the Coconut Palm stockholders (i) adopted the Equity Media Holdings Corporation 2007 Stock Incentive Plan under which the Company reserved up to 12,274,853 shares of common stock for issuance under the 2007 Stock Incentive Plan, (ii) adopted the Company’s Amended and Restated Certificate of Incorporation to (a) increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares, (b) increase the number of authorized shares of preferred stock from 1,000,000 shares to 25,000,000 shares, (c) change the Company’s name from “Coconut Palm Acquisition Corp.” to “Equity Media Holdings Corporation,” and (d) authorize the issuance of approximately 2,050,519 shares of Series A Convertible Non-Voting Preferred Stock under a Certificate of Designation, (iii) adopted the Company’s Amended and Restated Certificate of Incorporation to continue to provide for a staggered board with three classes of directors, and (iv) ratified the Management Services Agreement between Royal Palm Capital Management, LLLP and the Company. Additional shares of Series A Convertible Non-Voting Preferred Stock were authorized for accrued and unpaid dividends through the date of the completion of the merger, increasing the number of authorized shares of Series A Convertible Non-Voting Preferred Stock from 1,736,746 to 2,050,519.

Additionally, the Company issued 3,187,134 options to purchase its common stock, where each outstanding option to purchase EBC Class A common stock was converted into the right to receive options to purchase 1.461988 shares of the Company’s common stock. The fair value of the options at the date of the merger was $4.7 million based on a Black-Scholes valuation on March 30, 2007, the date of the Merger (see Note 13 — Stock Option Plans).

Because the former owners of EBC ended up with control of the Company, the Merger Transaction has been accounted for under the reverse acquisition application of the equity recapitalization method of accounting in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method of accounting, Coconut Palm was treated as the “acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, the Merger Transaction is considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger Transaction was treated as the equivalent of EBC issuing stock for the net monetary assets of Coconut Palm, accompanied by a recapitalization. The net monetary assets of Coconut Palm were recorded at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of EBC has been carried forward after the Merger Closing. Operations prior to the Merger Closing for all periods presented are those of EBC. The costs of the transaction incurred by EBC were charged directly to additional paid in capital and those incurred by Coconut Palm were expensed prior to consummation of the transaction.

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

In connection with the Merger Transaction, shareholders of EBC representing 66,500 shares of EBC Class A common stock elected to convert their shares to cash in accordance with Arkansas law. At June 30, 2007, the

Company recorded a current liability in the amount of $368,410 to convert the shares plus $8,983 of accrued interest based on a conversion rate of $5.54 per share plus interest accruing from the date of the Merger Transaction at the rate of 9.78% per annum. On July 10, 2007, the dissenting shareholders were paid $378,380 in cash for the value of their shares including all interest accrued to date. Pursuant to Arkansas Code, the dissenting shareholders have contested the Company’s valuation (see Note 11 – Commitment and Contingencies).

NOTE 5 — ARKANSAS MEDIA SETTLEMENT TRANSACTION

Immediately prior to the closing of the Merger Transaction (see Note 3 — Merger Transaction), EBC entered into a settlement agreement, dated April 7, 2006, by and among EBC, Arkansas Media, a related party (see Note 16 — Related Party Transactions), Larry Morton, Gregory Fess and Max Hooper (the “Arkansas Media Settlement Agreement”) which provided for the resolution of the following matters between the parties:

•

The cancellation of a management agreement, dated June 1, 1998, between Arkansas Media and EBC in exchange for the following: (i) payment to Arkansas Media of (a) $3,200,000 in cash, and (b) 640,000 newly issued shares of EBC’s Class A common stock (valued at $4,800,000); and (ii) payment of all accrued management fees and commissions through the closing date of the Merger Transaction. EBC is also required to reimburse Arkansas Media, Morton, Fess and Hooper for all expenses incurred in negotiating and consummating the settlement agreement. In connection with the cancellation of the management agreement, the Company recorded a charge of $8,000,000 to operations in March, 2007.

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

NOTE 6 — ASSETS HELD FOR SALE

Assets held for sale represent fixed assets and intangible assets, including FCC licenses, of television stations, which have been acquired and that management intends to divest within the next 12 months at amounts equal or exceeding the asset carrying values at the respective balance sheet dates.

In connection with the merger the Company and Univision Television Group, preferred stock holders, entered into a $15.0 million promissory note in lieu of the transfer of assets under the Asset Purchase Agreement (See Note 9 — Notes Payable.) The assets consisted of two television stations located in Utah and included broadcast licenses with book values of $7,884,631 and broadcasting equipment with book values of $569,140, a total of $8,453,771, as of March 30, 2007. Accordingly, and as of the date of the merger, March 30, 2007, the Company reclassified these assets from assets held for sale to broadcast licenses and broadcasting equipment, respectively.

The Company did not sell any assets during the three month period ended June 30, 2007. For the six month period ended June 30, 2007, the Company recognized a gain of $453,753 from the sale of land and a broadcast tower in Central Arkansas. For the three and six month periods ended June 30, 2006, the Company recognized gains of $592,659 which were primarily from the sale of certain low power television stations located in Idaho and Central Arkansas.

NOTE 7 — INVESTMENT IN JOINT VENTURES

At June 30, 2007 and December 31, 2006, Investment in Joint Ventures consists of the following:

	June 30, 2007			December 31, 2006
	Ownership Percentage		Balance	Ownership Percentage	Balance
Little Rock TV 14, LLC	50.0%		$23,093	50.0%	$23,282
Spinner Network Systems, LLC	*	*	605,823	33.0%	658,323

			$628,916		$681,605

**	- A reorganization of Spinner Network Systems, LLC resulted in the reduction of the Company’s ownership percentage in Spinner from 33% at December 31, 2006 to 4% at June 30, 2007. Because the Company owns less than a 20% interest and exerts no influence over management or the operations of Spinner, the Company has changed from the equity method to the cost method to account for its investment in Spinner Network Systems, LLC. Under the cost method of accounting for investments, the Company will no longer record its proportionate share of Spinner income or loss, but will instead periodically evaluate the fair value of its investment in Spinner and adjust the carrying amount accordingly.

NOTE 8 — LINE OF CREDIT

At June 30, 2007, the Company had a $1,000,000 revolving line of credit with a local financial institution expiring in January 2008, bearing interest at 8.25% payable monthly and secured by interests in certain real property. The outstanding balance of this line of credit as of June 30, 2007 was $295,000.

NOTE 9 — NOTES PAYABLE

Pursuant to the Merger Transaction, the Company issued a promissory note to Univision Television Group, Inc. as partial consideration for the exchange of their shares of EBC Series A preferred stock (see Note 4 — Merger Transaction). This promissory note in the amount of $15.0 million is payable in one year and bears interest of 7.0%. The promissory note is secured by two television stations, originally sought to be transferred under an asset purchase agreement entered into for the same purpose.

The Company is party to a Senior Credit Agreement with financial institutions and other lenders. The agreement provides for secured revolving and term loan facilities in varying amounts at variable interest rates, maturing in June 2010. As of June 30, 2007, the Company has borrowings under the Senior Credit Agreement in the aggregate amount of $35,525,677 and interest rates ranging from 12.32% to 15.32%. Also, as of June 30, 2007, the Company has access to approximately $10.2 million from the Revolver component of the Agreement. However, an additional $8.4 million is available under the existing Agreement if certain collateral restrictions are removed, and an additional $4.0 million is available under the existing Agreement if certain conditions are met , or a total availability of $22.6 million. Under the agreement, the Company is subject to certain financial covenants including but not limited to achieving minimum revenue and EBITDA levels. In addition, the Company is subject to four Continuing Covenants (see Note 2 — Liquidity and Capital Resources). For the covenant period ended June 30, 2007, the Company did not achieve the required minimums as established in the credit agreement. The Company requested, and was granted, waivers from having to comply with these covenants from the respective lenders. However, the waiver is strictly limited to the covenant defaults for the period ended June 30, 2007 and does not extend to any future default should they occur.

NOTE 10 — STOCKHOLDERS’ EQUITY

Private Placement

On June 21, 2007, the Company entered into a Unit Purchase Agreement with certain insiders and institutional investors (each a “Buyer” and collectively, the “Buyers”) in connection with a $9,000,000 private placement (the “Private Placement”) of an aggregate of 1,406,250 units (the “Units”), each Unit consisting of one share of the Company’s common stock, $0.0001 par value per share, and two warrants, each warrant exercisable for one share of the Company’s common stock at an exercise price of $5.00 per share (the “Warrants”). The purchase price of each Unit was $6.40. The Private Placement closed on June 21, 2007 (the “Private Placement Closing Date”).

Each Warrant issued at the closing of the Private Placement may be exercised any time on or after the Private Placement Closing date and on or prior to the close of business on September 7, 2009 (the “Termination Date”). The number of shares issuable upon exercise of each Warrant and the exercise price thereof is subject to adjustment from time to time in the event of stock dividends, stock subdivisions, stock splits and stock combinations. The Warrants can be redeemed at the Company’s option at a redemption price equal to $0.01 per Warrant provided that the last sales price of the Company’s common stock has been at least $8.50 per share on each of twenty trading days within any 30 trading day period ending on the third business day prior to the date on which the Company gives notice of redemption.

The Units and Warrants were offered and sold only to institutional and accredited investors in reliance on Section 4(2) of the Securities Act of 1933, as amended. The Units and Warrants sold in the Private Placement have not been registered under the Securities Act or state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. The Company agreed that if at any time during the two year period commencing the Private Placement Closing Date it proposes to file a registration statement with the Securities and Exchange Commission with respect to an offering of equity securities or securities exercisable or convertible into equity securities, the Company will give piggyback registration rights to the Buyers on such number of registrable shares as the Buyer may request.

The net proceeds from the Private Placement, following the payment of offering-related expenses, will be used by the Company to fund acquisitions and for general corporate purposes

Merger Transaction and Recapitalization

In connection with the Merger Transaction (see Note 4 — Merger Transaction), on March 29, 2007, the stockholders of Coconut Palm approved a proposal to amend and restate the Company’s Certificate of Incorporation. Upon approval, the Company (i) increased the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares, (ii) increased the number of authorized shares of preferred stock from 1,000,000 to 25,000,000, (iii) changed Coconut Palm’s name from “Coconut Palm Acquisition Corp.” to “Equity Media Holdings Corporation”, and (iv) authorized the issuance of approximately 2,050,519 shares of Coconut Palm Series A Convertible Non-Voting Preferred Stock, pursuant to the Certificate of Designation. Additional shares of Series A Convertible Non-Voting Preferred Stock were authorized for accrued and unpaid dividends through the date of the completion of the merger, increasing the number of authorized shares of Series A Convertible Non-Voting Preferred Stock from 1,736,746 to 2,050,519.

As result of the Merger Transaction, the Company acquired 1,908,911 shares from stockholders who opted to convert their stock to cash and issued 26,665,830 shares to the shareholders of EBC in exchange for their shares and other consideration.

Initial Public Offering

On September 14, 2005, Coconut Palm sold 10,000,000 units (“Units”) in an initial public offering (the “Offering”), and, on September 19, 2005, sold an additional 1,500,000 Units pursuant to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock and two warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing after the completion of the Merger Transaction. The Warrants will expire on September 7, 2009. The Warrants may be redeemed, at the Company’s option, with the prior consent of Morgan Joseph and Co. Inc. and EarlyBirdCapital, Inc., the representatives of the underwriters in the Offering (the “Representatives”) in whole and not part, at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

In connection with the Offering, Coconut Palm also issued for $100 an option to the Representatives to purchase up to a total of 1,000,000 units at a price of $7.50 per unit. The units issuable upon the exercise of this underwriters’ unit purchase option are identical to those offered in the prospectus of the Offering, except that the exercise price of the warrants included in the underwriters’ unit purchase option is $6.00. This option is exercisable commencing upon the closing of the Merger Transaction, expires five years from the date of the Offering, and may be exercised on a cashless basis, at the holder’s option. The underwriters’ unit purchase option provides for demand and “piggy back” registration rights.

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

Founding Stockholder’s Registration Rights

The initial capitalization from Coconut Palm’s initial stockholder (the “Founding Stockholder”) of 2,500,000 issued and outstanding shares of common stock are entitled to registration rights. The Founding Stockholder is entitled to make up to two demands that the Company register these shares. The holder of these shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. In addition, such stockholder has certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

NOTE 11 — MANDATORILY REDEEMABLE SERIES A CONVERTIBLE NON-VOTING PREFERRED STOCK

In connection with the Merger Transaction, the Company issued 2,050,519 shares of the Company’s Series A Convertible Non-Voting Preferred Stock (the “Series A Preferred”) to a certain holder of EBC Series A preferred stock, in exchange for accrued and unpaid dividends up to the Merger Closing date. The Series A Preferred ranks senior to all outstanding shares of the Company’s common stock. The Series A Preferred accrues compounded dividends at the rate of 7% per annum of the original issue price whether or not the Company declares a dividend payable. In addition, if the Company declares a dividend on its common stock at any time, the holders of Series A Preferred automatically participate on an “as if” converted to common stock basis with the common shareholders.

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

The holders of Series A Preferred may convert their shares at any time into shares of the common stock of the Company on a one-for-one basis. The conversion rate is subject to adjustment such that if the Company were to issue any share of common stock, except for (a) issuances pursuant to the exercise of any preferred stock, (b) issuances subject to a compensation plan for employees, directors, consultants or others approved by the board of directors or majority holders of the common stock of the Company, (c) stock issued pursuant to a declared dividend, stock split or recapitalization, (d) stock issued to sellers of companies acquired pursuant to board approval, (e) stock issued to banking institutions as compensation for financing received and (f) stock issued from the treasury of the Company, or any instrument convertible or exercisable into common stock of the Company at a rate which if added to the consideration per share of common stock received for any such purchase right is less than the current rate, the conversion rate automatically adjusts to that lower rate. At any time after five years after issuance, the Company may elect to redeem shares of Series A Preferred in cash. In addition, after five years after issuance and upon a majority of the holders of Series A Preferred voting to redeem their shares, the holders of Series A Preferred may require the Company to redeem their Series A Preferred for cash. The redemption price is equal to the original price of the Series A Preferred plus all accrued dividends as of the date of redemption.

In connection with the Private Placement, the Board of Directors determined that the fair value of the common stock component of the June 2007 Unit Offering (see note 10 – Stockholders’ Equity) was greater than the issue prices of the Series A Convertible Non- Voting Preferred Stock of $5.13 per share. Additionally, the fair value of the warrants component combined with the exercise price was determined to be greater than the original issue price of $5.13 for the Series A preferred. Accordingly, the conversion price of the Series A Non-Voting Preferred Stock was not reset in accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments”.

The Company evaluated the embedded conversion feature in the Series A Preferred and determined it did not meet the criteria for bifurcation under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” during the three and six months ended June 30, 2007. In addition, the Company accounts for the Series A Preferred in accordance with SEC Accounting Series Release 268 — Presentation in Financial Statements of Redeemable Preferred Stocks” and EITF D-98: “Classification and Measurement of Redeemable Securities,” and thus has classified the Series A Preferred outside of stockholders’ equity.

The Company believes that it is not probable that the holders of the Series A Preferred would currently elect to convert their shares to common stock because the current trading price of the Company’s common stock is lower than the conversion price. Therefore and under the guidance of EITF D-98, the carrying value of the Series A Preferred Stock as of June 30, 2007 is its original issue amount and does not include any accreted dividends or any other adjustment.

For the three and six month period ended June 30, 2007, the Company accreted dividends in the amount of $185,598. As of June 30, 2007 dividends payable to the Series A Preferred shareholders are $185,598 and included in other non current liabilities.

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

NOTE 12 — SHARES HELD IN ESCROW

At the closing of the Merger Transaction, the Company deposited 2,100,003 shares of its Common Stock with a trust company (the “Escrow”), with each shareholder of EBC funding that portion thereof equal to such shareholder’s ownership of EBC Common Stock relative to the other shareholders contributing to the Escrow. The Escrow has been established for the benefit of the Company solely to satisfy any indemnification obligation of EBC arising pursuant to the Merger Agreement. The term of the Escrow is twelve (12) months from the date of closing of the Merger Transaction.

NOTE 13 — STOCK OPTION PLANS

2007 Stock Incentive Plan

On March 29, 2007, the shareholders of Coconut Palm approved the adoption of the 2007 Stock Incentive Plan, which governs stock-based awards up to an aggregate of 12,274,853 shares of the Company’s common stock, including(i) 3,274,853 shares converted from existing EBC options assumed in the Merger Transaction (only 3,187,134 as of the date of the Merger Transaction), (ii) 2,000,000 and 250,000 shares underlying options issuable to Larry Morton and Gregory Fess, respectively, under employment agreements entered in connection with the Merger Transaction, and (iii) 6,750,000 shares reserved for future grants. The purpose of the 2007 Stock Incentive Plan is to enable the Company to attract, retain, reward and motivate officers, directors, employees and consultants of the Company, its subsidiaries or affiliates by providing them with an opportunity to acquire or increase a propriety interest in the Company. The 2007 Stock Incentive Plan became effective upon the closing of the Merger Transaction and is administered by the Compensation Committee of the Board of Directors.

On May 9, 2007, the Compensation Committee of the Company’s Board of Directors approved and granted 3,700,000 options under the 2007 Stock Incentive Plan including the options to Larry Morton (2,000,000 options) and Gregory Fess (250,000 options) referenced above, among other options granted to other executives of the Company. All of the above options expire seven years after the grant date and vest over three, four or five year periods. Of the 3,700,000 options granted, 750,000 vested the date of the grant. On June 13, 2007, the Compensation Committee granted 20,000 options each to the five independent members of the Board of Directors. All of the options granted to the board members vest equally on a monthly basis over a five year period, and expire seven years from the date of the grant.

Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2007 was $1.3 million and $1.3 million, respectively compared to $0 in 2006. The total deferred tax benefit related thereto was $0 for the three and six months ended June 30, 2007 compared to $0 during the same periods in 2006. As of June 30, 2007, there was $4.5 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the 2007 Stock Incentive Plan, which does not include the effect of future grants of equity compensation, if any. Of the total $4.5 million, we expect to recognize approximately 15.6% in the remaining interim periods of 2007, and 84.4% in 2008 and beyond.

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

The exchange of options and change of terms upon consummation of the Merger Transaction was treated for purposes of SFAS 123(R) as a modification of the terms and conditions of the option awards which requires that the Company measure the incremental compensation cost by comparing the fair value of the modified award with the fair value of the award immediately before the modification. Based on a calculation of both the fair value of the original EBC options immediately before the merger and the fair value of the modified options immediately after the merger, it was determined that no incremental value was added due to the modification. Accordingly, there was no additional compensation expense charged operations as result of the modification.

NOTE 14 — INCOME TAXES

The Company records deferred income taxes under applicable tax laws using rates for the years in which the taxes are expected to be paid. Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets may not be realized. The Company did not record an income tax provision for all periods presented due to its expected benefits from net operating losses being completely offset by valuation allowances.

NOTE 15 — COMMITMENT AND CONTINGENCIES

Stock options to underwriters

In connection with the initial public offering (“Offering”), Coconut Palm sold to the Representatives an option, for $100, to purchase up to a total of 1,000,000 units at $7.50 per Unit. The Company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in an increase and a charge directly to stockholders’ equity. The option has been valued at the date of issuance at $780,000 based upon a Black-Scholes valuation model, using an expected life of five years, volatility of 15.90% and a risk-free interest rate of 3.980%. The volatility calculation is based on the 180-day volatility of the Russell 2000 Index. An expected life of five years was taken into account for purposes of assigning a fair value to the option. The option may be exercised for cash, or on a “cashless” basis, at the holder’s option, such that the holder may receive a net amount of shares equal to the appreciated value of the option. The Units issuable upon exercise of this option are identical to the Units in the Offering, except that the Warrants included in the option have an exercise price of $6.00. Although the purchase option and its underlying securities have been registered under the Offering, the option grants to holders demand and “piggy back” registration rights for periods of five and seven years, respectively, from the date of the Offering with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses relating to the registration of the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

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

Litigation

In connection with the Merger Transaction, EBC and each member of EBC’s board of directors was named in a lawsuit filed by an EBC shareholder in the circuit court of Pulaski County, Arkansas on June 14, 2006. As a result of the merger between EBC and Coconut Palm, pursuant to which EBC merged into Coconut Palm, Coconut Palm, which was renamed Equity Media Holdings Corporation, is a party to the lawsuit. The lawsuit contains both a class action component and derivative claims. The class action claims allege various deficiencies in EBC’s proxy used to inform its shareholders of the special meeting to consider the merger. These allegations include: (i) the failure to provide sufficient information regarding the fair value of EBC’s assets and the resulting fair value of EBC’s Class A common stock; (ii) that the interests of holders of EBC’s Class A common stock are improperly diluted as a result of the merger to the benefit of the holders of EBC’s Class B common stock; (iii) failure to sufficiently describe the further dilution that would occur post-merger upon exercise of Coconut Palm’s outstanding warrants; (iv) failure to provide pro-forma financial information; (v) failure to disclose alleged related party transactions; (vi) failure to provide access to audited consolidated financial statements during previous years; (vii) failure to provide shareholders with adequate time to review a fairness option obtained by EBC’s board of directors in connection with the merger; and (viii) alleged sale of EBC below appraised market value of its assets. The derivative components of the lawsuit allege instances of improper self-dealing, including through a management agreement between EBC and Arkansas Media.

In addition to requesting unspecified compensatory damages, the plaintiff also requested injunctive relief to enjoin EBC’s annual shareholder meeting and the vote on the merger. An injunction hearing was not held before EBC’s annual meeting regarding the merger so the meeting and shareholder vote proceeded as planned and EBC’s shareholders approved the merger. On August 9, 2006, EBC’s motion to dismiss the lawsuit was denied. On February 21, 2007, the plaintiff filed a “Motion to Enforce Settlement Agreement” with the court alleging the parties reached an oral agreement to settle the lawsuit. The plaintiff subsequently filed a motion to withdraw the motion to settle and filed a “Third Amended Complaint” on April 10, 2007. This motion added two additional plaintiffs and expanded on the issues recited in the previous complaints. On July 31, 2007, the plaintiff filed a “Fourth Amended Complaint”. This motion added three new plaintiffs and three new defendants to the proceedings. The three additional defendants bear a fiduciary relationship to three previously named defendants.

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

EBC Dissenting Shareholders

In connection with the Merger Transaction (see Note 4 – Merger Transaction) shareholders of EBC representing 66,500 shares of EBC Class A common stock elected to convert their shares to cash in accordance with Arkansas law. At June 30, 2007, the Company recorded a current liability in the amount of $368,410 to convert the shares plus $8,983 of accrued interest based on a conversion rate of $5.54 per share plus interest accruing from the date of the Merger Transaction at the rate of 9.78% per annum. On July 10, 2007, the dissenting shareholders were paid $378,380 in cash for the value of their shares including all interest accrued to date. Pursuant to Arkansas Code, the dissenting shareholders exercised their right to contest the Company’s valuation and have demanded payment of an additional $17.78 per share plus accrued interest at 9.78% per annum. The Company intends to petition the court for a determination of the fair value of the shares and believes its valuation will prevail.

Obligations

The Company is obligated under non-cancelable operating leases for office and station space, tower sites, and broadcast and office equipment. The Company is obligated under contracts for the rights to broadcast certain features and syndicated television programs.

NOTE 16 — RELATED PARTY TRANSACTIONS

Amounts due (to) from affiliates and related parties at June 30, 2007 and December 31, 2006 consist of the following:

	June 30, 2007	December 31, 2006
Univision Communications, Inc.	$(1,171,902)	$(726,003)
Arkansas Media, LLC and affiliates	99,348	(86,462)
Royal Palm Capital Management, LLP	(75,000)	—
Little Rock TV 14, LLC	(67,622)	(67,622)
Actron, Inc.	—	(526,092)
Other	24,753	16,123

Due (to) from affiliates and related parties	(1,190,423)	(1,390,056)
Less current portion	(1,147,554)	(1,338,557)

Non – current portion	$(42,869)	$(51,499)

Arkansas Media, LLC owned 75% of EBC’s Class B common shares outstanding at December 31, 2006 and up to the date of the closing of the Merger Transaction (see Note 4 — Merger Transaction). The owners of Arkansas Media, LLC held management and board of director positions within EBC. In addition to the transactions noted below, Arkansas Media, LLC had, at times, acted as a broker on behalf of the Company and others that hold rights to broadcast construction permits which they wish to sell. Arkansas Media, LLC also owned three television stations which were operated by the Company on a fee basis under a LMA’s until March 29, 2007 (see Note 5 — Arkansas Media Settlement Transaction).

The Company incurred expenses related to management fees and commissions in the amount of $37,416 and, $385,165 for the three and six months ended June 30, 2007 and $500,499 and $848,846 for the three and six months ended June 30, 2006, respectively, for services rendered to the Company by Arkansas Media, LLC and its affiliates. Additionally, the Company accrued expenses related to operating fees of $0, $24,000 for the three and six months ended June 30, 2007 and $24,000 and $48,000 for the three and six months ended June 30, 2006, respectively, under LMA’s with Arkansas Media, LLC Subsequent to the Arkansas Media Settlement, the Company determined that an additional $37,416 in fees and commissions were due to Arkansas Media, LLC for services performed during the three month period ended March 31, 2007. These fees were paid in full on April 16, 2007.

The amount due Arkansas Media as of December 31, 2006 was paid in full as part of the Arkansas Media Settlement (see Note 5 — Arkansas Media Settlement Transaction). Actron, Inc. was due the above amount in connection with the Company’s purchase of Central Arkansas Payroll Company, currently a wholly-owned subsidiary of the Company. Larry Morton, Greg Fess and Max Hooper own approximately 85% of Actron, Inc. The amount due Actron, Inc. as of December 31, 2006 was paid in connection with the Arkansas Media Settlement (see Note 5 — Arkansas Media Settlement Transaction).

Other than the amount due Actron, Inc., these related party balances were unsecured, non-interest bearing and did not contain stated repayment terms.

Management Services Agreement

Upon the closing of the Merger Transaction, the Company entered into a management services agreement with Royal Palm Capital Management, LLP (“Royal Palm”). The agreement generally provides that Royal Palm will provide general management and advisory services for an initial term of three years, subject to renewal thereafter on an annual basis by approval of a majority of the independent directors serving on the Company’s Board of Directors. The services to be provided include, but are not limited to, establishing certain office, accounting and administrative procedures, helping the Company obtain financing, advising the Company in securities matters and future acquisitions or dispositions, assisting the Company in formulating risk management policies, coordinating public relations and investor relations efforts, and providing such other services as may be reasonably requested by the Company and agreed to by Royal Palm. Royal Palm shall receive an annual management fee of $1,500,000, in addition to the reimbursement of budgeted out-of -pocket costs and expenses incurred in the performance of Royal Palm’s management services. The management services agreement may be terminated upon the material failure of either party to comply with its stated duties and obligations, subject to a 30-day cure period.

Certain officers and directors of Royal Palm also serve as officers and directors of the Company. For this reason, Royal Palm is generally prohibited from engaging in activities competitive with the business of the Company post-closing, unless such restriction is waived by the Board of Directors of the Company.

Management fees of $375,000 and general and administrative expenses of $21,226 were incurred by the Company for both the three and six month periods ended June 30, 2007 for services rendered by Royal Palm Partners, LLC. As of June 30, 2007, the Company has recorded prepaid expenses of $100,000 representing amounts advanced to Royal Palm pursuant to the management services agreement.

Univision Affiliation Agreement

Univision owns 100% of the Company’s outstanding Series A Convertible Non-Voting Preferred Stock. Immediately following the closing of the Merger Transaction, Univision Network Limited Partnership and

Telefutura revised and executed new Affiliation Agreements for all existing television broadcast stations attributable to the Company that are Univision and Telefutura affiliates. These new agreements contain substantially the same terms and conditions as the previous affiliation agreements, but were renewed for 15 year terms beginning at the closing of the Merger Transaction.

Univision also acts as the national sales agent for the Company’s Spanish-language television stations. The Company pays Univision a 15% commission on those sales. The Company also operates its Salt Lake City Univision television station, KUTH through a local marketing agreement (LMA) with Univision. The Company incurred expenses related to commissions in the amounts of $179,023 and $373,536 for the three and six months ended June 30, 2007 and $155,505 and $297,249 for the three and six months ended June 30, 2006, respectively for sales made on behalf of the Company by Univision. Additionally, the Company accrued expenses related to operating fees of $90,263 and $183,971 for the three and six months ended June 30, 2007 and $90,899 and $152,601 for the three and six months ended June 30, 2006, respectively under the LMA with Univision.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition and results of operations comparing the interim periods ended June 30, 2007 and June 30, 2006. You should read this section together with the Company’s consolidated financial statements including the notes to those financial statements, as applicable, for the years and periods mentioned above.

Overview

Equity Media Holdings Corporation (the “Company”) was incorporated in Delaware on April 29, 2005 as Coconut Palm Acquisition Corp. (“Coconut Palm”) to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, asset acquisition and/or other similar transaction. On March 30, 2007, Coconut Palm merged with Equity Broadcasting Corporation (“EBC”), with Coconut Palm remaining as the surviving corporation. Immediately following the merger, Coconut Palm changed its name to Equity Media Holdings Corporation, and continued with the operations of EBC.

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

Through the use and applications of the FCC historic television licensing process and its industry alliances, as of June 30, 2007, the Company has been able to develop its FCC asset portfolio to a total of 119 full and low power permits, licenses and applications that it owns or has contracts to acquire. During this time, the Company has operated or had signed agreements to acquire one of the largest portfolios of both television stations and digital spectrum in the United States, according to BIA Financial Network, Inc. While the Company originally targeted small to medium-sized markets for development, the Company has been able to leverage its original properties into stations in larger metropolitan markets such as Denver, Colorado; Salt Lake City, Utah; Kansas City, Missouri; Detroit, Michigan; Minneapolis, Minnesota; Oklahoma City, Oklahoma; and Portland, Oregon.

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

RESULTS OF OPERATIONS — THREE AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2006

Revenue

The following table sets forth the principal types of broadcast revenue earned by the Company and its stations for the periods indicated and the change from one period to the next:

	For the Three Months Ended June 30				For the Six Months Ended June 30
	2007	2006	Change	% Change	2007	2006	Change	% Change
Broadcast Revenues
Local	$2,523	$3,548	$(1,025)	(29)	$4,929	$6,510	$(1,581)	(24)
National	1,910	2,394	(484)	(20)	3,897	4,470	(573)	(13)
Other	245	527	(282)	(54)	493	938	(445)	(47)
Trade & Barter Revenue	2,336	2,185	151	7	4,470	4,010	460	12

Total Broadcast Revenue	$7,014	$8,654	$(1,640)	(19)	$13,789	$15,928	$(2,139)	(13)

As noted in the Overview, the operating revenue of the Company’s stations is derived primarily from advertising revenue. The above table segregates revenue received from local sources compared to national sources, together with gross trade and barter revenues, which is non-cash. Other broadcast revenue is a combination of production, uplink services, news services, and move to other non-spot broadcast revenue.

For the three months ended total Broadcast Revenue decreased $1.6 million, or 19.0%, to $7.0 million. The primary reason for this decrease is due to the sale by the Company of KPOU-TV, Portland, OR, an Univision affiliate, on November 1, 2006. Due to the disposal, total revenues for KPOU decreased $1.0 million for the comparative three month period. Total Broadcast Revenue, excluding the decrease due to KPOU, decreased $0.6 million, or 8.5%. Total local and national revenue from the Company’s Spanish-language stations, excluding KPOU, increased $0.1 million, or 5%. This increase was offset by a decrease of $0.5 million in local and national revenue from the Company’s English-language stations. Also, during the second quarter trade and barter revenue increased $0.2 million, or 7%, as compared to the same period in 2006. This increase is due primarily to the continued growth in Company’s investment in syndicated programming as it continues its commitment to reduce the amount of shopping and long-form commercials and move to more traditional programming.

For the six months ended total Broadcast Revenue decreased $2.1 million, or 13.4%, to $13.8 million. The primary reason for this decrease is due to the sale by the Company of KPOU-TV, Portland, OR, an Univision affiliate, on November 1, 2006. Due to the disposal, total revenues for KPOU decreased $1.7 million for the comparative six month period. Total Broadcast Revenue, excluding the decrease due to KPOU, decreased $0.4 million, or 2.9%. Total local and national revenue from the Company’s Spanish-language stations, excluding KPOU, increased $0.7 million, or 16% during the period. This increase was offset by a decrease of $0.9 million in local and national revenue from the Company’s English-language stations. Also, during the six months ended trade and barter revenue increased $0.5 million, or 11.5%, as compared to the same period in 2006. This increase is due primarily to the continued growth in Company’s investment in syndicated programming as it continues its commitment to reduce the amount of shopping and long-form commercials and move to more traditional programming.

Results of Operations

The following table sets forth the Company’s operating results for the three and six month periods ended June 30, 2007, as compared to the three and six month period ended June 30, 2006:

	For the Three Months Ended June 30				For the Six Months Ended June 30
	2007	2006	Change	% Change	2007	2006	Change	% Change
Broadcast Revenue	$7,014	$8,654	$(1,640)	(19)	$13,789	$15,928	$(2,139)	(13)

Program, production & promotion	1,567	1,559	8	1	3,038	2,879	159	6
Selling, general & administrative	11,363	8,865	2,498	28	19,599	16,575	3,024	18
Management agreement settlement	—	—	—		8,000	—	8,000	100
Depreciation expense	903	878	25	3	1,847	1,644	203	12
Rent	627	533	94	18	1,232	1,060	172	16

Operating (loss)	(7,446)	(3,181)	(4,265)	134	(19,927)	(6,230)	(13,697)	220
Interest income	29	4	25	625	33	11	22	200
Interest Expense, net	(2,112)	(1,936)	(176)	9	(4,232)	(3,680)	(552)	15
Gain on sale of assets	—	593	(593)	(100)	454	593	(139)	(23)
Other income, net	87	80	7	9	217	306	(89)	(29)

(Loss) before income taxes	(9,442)	(4,440)	(5,002)	113	(23,455)	(9,000)	(14,455)	161
Income taxes	—	—	—		—	—	—

Net (loss)	(9,442)	(4,440)	(5,002)	113	(23,455)	(9,000)	(14,455)	161
Preferred dividend	(186)	—	(186)		(12,321)	—	(12,321)	100

Net loss available to common shareholders	$(9,627)	$(4,440)	$(5,187)	117	$(35,776)	$(9,000)	$(26,776)	298

Basic net (loss) per common share	$(0.25)	$(0.18)	$(0.07)	39	$(1.11)	$(0.35)	$(0.76)	217

Basic shares used in earnings per share calculation	38,896,739	25,371,332			32,318,803	25,371,332

Program, production and promotion expenses

Program, production and promotion expense was $1.6 million in the three month period ended June 30, 2007, as compared to $1.6 million in the three month period ended June 30, 2006, or no net change.

Program, production and promotion expense was $3.0 million in the six month period ended June 30, 2007, as compared to $2.9 million in the six month period ended June 30, 2006, an increase of $0.2 million, or 6%. The increase was due entirely to an increase in Syndicated Programming expense.

Selling, general and administrative

Selling, general and administrative expense was $11.4 million in the three month period ended June 30, 2007, as compared to $8.9. million in the three month period ended June 30, 2006, an increase of $2.5 million, or 28%. Contributing to this increase were increases in labor costs of $2.4 million, and trade and barter expense of $0.2 million, partially offset with a reduction in LMA and JSA expense of $0.6 million. The increase in labor costs included a non-cash charge of $1.3 million from Share Based Compensation due to the issuance to stock options. (See footnote disclosure elsewhere in this report.)

Selling, general and administrative expense was $19.6 million in the six month period ended June 30, 2007, as compared to $16.6. million in the six month period ended June 30, 2006, an increase of $3 million, or 18%. Contributing to this increase were increases in labor costs of $2.7 million, and trade and barter expense of $0.5 million, partially offset with a reduction in LMA and JSA expense of $1.0 million.

Depreciation and Amortization

Depreciation and amortization was $0.90 million in the three month period ended June 30, 2007, as compared to $.88 million in the three month period ended June 30, 2006. Of those expense amounts, amortization expense was $10,299 for the three month period ended June 30, 2007 compared to $31,878 for the three month period ended June 30, 2006, a decrease of $21,579.

Depreciation and amortization was $1.8 million in the six month period ended June 30, 2007, as compared to $1.6 million in the six month period ended June 30, 2006. Of those expense amounts, amortization expense was $40,485 for the three month period ended June 30, 2007 compared to $55,395 for the three month period ended June 30, 2006, a decrease of $14,910.

Rent

Rent expense was $0.6 million in the three month period ended June 30, 2007, as compared to $0.5 million in the three month period ended June 30, 2006, an increase of $0.1 million, or 18%. An increase in tower rent expense was the primary factor.

Rent expense was $1.2 million in the six month period ended June 30, 2007, as compared to $1.0 million in the six month period ended June 30, 2006, an increase of $0.2 million, or 16%. An increase in tower rent expense was the primary factor.

Interest Expense, net

Interest expense, net of interest income, was $2.1 million in the three month period ended June 30, 2007, as compared to $1.9 million in the three month period ended June 30, 2006, an increase of $0.2 million, or 9%. This increase is primarily attributable to higher average interest rates in 2007. The combined average interest rates on the Company’s senior credit facility were 13.5% and 12.0% for the three months ended June 30, 2007 and 2006, respectively.

Interest expense, net of interest income, was $4.2 million in the six month period ended June 30, 2007, as compared to $3.7 million in the six month period ended June 30, 2006, an increase of $0.5 million, or 15%. This increase is primarily attributable to higher average interest rates in 2007. The combined average interest rates on the Company’s senior credit facility were 13.3% and 11.8% for the six months ended June 30, 2007 and 2006, respectively.

Gain on sale of assets

There were no sales of assets in the three months ended June 30, 2007. However, in the three months ended June 30, 2006 there were sales from which $0.6 million in gains were recognized. The gain on sale in 2006 included gains from the sale of several low power television stations located both in Idaho and in Central Arkansas.

The gain on sale of assets was $0.5 million in the six month period ended June 30, 2007, as compared to $0.6 million in the six month period ended June 30, 2006, a decrease of $0.1 million. The gain on sale in 2006 included gains from the sale of several low power television stations located both in Idaho and in Central Arkansas.

Other income, net

Other income, net was approximately $87,000 for the three months ended June 30, 2007 as compared to approximately $80,000 for the three months ended June 30, 2006, an increase of $7,000.

Other income, net was approximately $217,000 for the six months ended June 30, 2007 as compared to approximately $306,000 for the six months ended June 30, 2006, a decrease of $89,000. The Company received $275,000 in 2006 as a partial settlement in a lawsuit, which contributed to the decline as compared to 2007.

Liquidity and Capital Resources

General

The following table and discussion presents data the Company believes is helpful in evaluating it liquidity and capital resources:

	As of
	June 30, 2007	December 31, 2006
	(In thousands)
Cash and cash equivalents	$6,430	$1,631
Long term debt including current portion and lines of credit	$62,443	$57,962
Available credit under revolving lines of credit	$11,170	$5,440

The principal ongoing uses of cash that affect the Company’s liquidity position include the following: the acquisition of and payments under syndicated programming contracts, capital and operational expenditures and interest payments on the Company’s debt. It should be noted that no principal is due on the senior credit facility until June 2010.

The Company currently has a working capital deficit of approximately $48.6 million and has experienced losses from operations since inception. During the six months ended June 30, 2007, the Company had a net loss of approximately $23.4 million and experienced cash outflows from operations during the same period of approximately $15.8 million. In the past, the Company has relied on equity and debt financing and the sale of assets to provide the necessary liquidity for the business to operate and will need to have access to substantial funds over the next twelve months in order to fund its operations. As of June 30, 2007, the Company has approximately $6.4 million cash on hand, and as more fully discussed in Notes 8 and 9, the Company has access to a working capital line of credit provided to it from certain banking institutions with availability of approximately $23.6 million as of June 30, 2007. However, due to certain restrictions based on the value of the loan collateral the Company does not currently have access to $8.4 million of the $23.6 million. Additionally, a reserve against the Aggregate Revolving Credit Commitment of $4.0 million has been established as a component of the waiver letter signed on August 20, 2007 by the senior lenders and the Company. The remaining $11.2 million is currently available to use to fund operations. That credit line and other notes outstanding contain certain financial covenants. The Company has not met certain of these covenants in previous quarters and has not met them for the quarter ended June 30, 2007. In previous quarters the Company has obtained waivers from having to comply with these covenants from the respective lenders and was able to obtain waivers for the current quarter. However, the waiver is strictly limited to the covenant defaults for the period ended June 30, 2007 and does not extend to any future default should they occur. The effectiveness of the waiver is subject to the timely satisfaction of the following requirements: 1) that no Event of Default has occurred or is continuing other than the specified Events of Default, 2) the Company executes and delivers a counterpart to the waiver agreement to the lenders, and 3) the Company pay the lenders a fee as outlined in the agreement. As additional consideration for the waiver, four “Continuing Covenants” have been added which the Company has to comply with. These Continuing Covenants include: 1) the delivery to the lenders, within seven days from the date of the waiver, cash flow forecasts for various periods through the end of 2007, 2) within thirty days of the date of the waiver, an appraisal of the Compressed Sale Value of the assets held as collateral for the Senior Facility, acceptable to the lender, 3) within ten days of the date of the waiver, deposit $6.0 million of the current cash on hand into an account at a bank approved by the lender, subject to a first priority lien in favor of the lender and agree to limit the use of this cash for the sole purpose of acquiring two specifically identified television stations, and 4) the Company not issuing any ownership interests or equity securities for a period of 180 days from the date of the waiver without the prior written consent of the lenders which consent will not be unreasonably withheld . The $4.0 million reserve will be released on the date the Company delivers a Compliance Report to the lenders for the period ending September 30, 2007, at which time those funds again become available to the Company.

        Management is currently preparing a plan to submit to the respective lenders with the objective of releasing the collateral restrictions, replacing the financial covenants to better represent the current business plan, increase the maximum amount of the available Revolver, create a new Revolver designed to fund future acquisitions, reduce the LIBOR rate and extend the term of all existing and future loans, if any. The lender has historically been receptive to the Company’s requests for changes and amendments to the existing loan facilities, including the granting of waivers for failures to meet various financial covenants. Management believes that the lenders will continue to be receptive to the Company’s needs and the above stated goals will be accomplished in a way that is satisfactory to both the lender and the Company, although that cannot be guaranteed.

Management believes that the Compliance Report for the period ending September 30, 2007, will be timely filed within thirty days of that date, thus giving access to the additional $4.0 million available under the existing loan facility, or a total available under the Revolving Credit Agreement of $15.2 million as of June 30, 2007. However, the Company anticipates that it will have to raise additional capital and, or, refinance its current Senior Credit Facility within the next twelve months to continue operations.

If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to liquidate available assets, restructure the company or in the extreme event, cease operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties

Sources and Uses of Cash

	For the Six Months Ended June 30,
	2007	2006
	(In thousands)
Net cash used by operating activities	$(15,829)	$(3,422)
Net cash used by investing activities	(5,523)	(226)
Net cash provided by financing activities	26,151	1,984

Net decrease in cash and cash equivalents	$4,799	$(1,664)

Operating Activities

Net cash used in operating activities for the six month periods ending June 30, 2007 and 2006 was $15.8 million and $3.4 million, respectively. The increase in net cash used by operating activities of $12.4 million was due primarily to an increase in the net loss of $14.5 million; an increase in Management Agreement Settlement of $4.8 million, a non-cash operating expense; an increase in Share Based Compensation of $1.3 million; and a decrease of deposits held pending sale of assets in the amount of $3.5 million.

Investing Activities

Net cash used by investing activities was $5.5 million in the six month period ended June 30, 2007, an increase in the use of cash of $5.3 million compared to the six month period ended June 30, 2006, when $0.2 million was used by investing activities. The increase in use was largely due to the acquisition of three low power television stations located in Oklahoma and Arkansas, including KLRA, the Univision affiliate in Little Rock, Arkansas for $1.3, an increase in the investment of property and equipment, primarily in Little Rock for the expansion of our master control facilities and a decrease in the proceeds from the sale of broadcast assets from $1.1 million in 2006 as compared to $0 in 2007.

Financing Activities

Net cash provided by financing activities was $26.1 million in the six month period ended June 30, 2007, compared to $2.0 million in the six month period ended June 30, 2006, an increase of $24.1 million. During the six month period ended June 30, 2007, the Company completed its merger with Coconut Palm. As part of the Merger Transaction, the Company acquired the existing assets and liabilities of Coconut Palm, including operating cash of $22.8 million and $10.9 million of funds held in trust for the retirement of the stock held by Coconut Palm shareholders who elected not to participate in the merger. The funds held in trust were paid out by the trustee subsequent to the merger and before June 30, 2007, to the dissenting shareholders for their shares of Coconut Palm. Also, as part of the merger transaction, the Company re-purchased its outstanding preferred stock for $25 million, including the issuance of a note payable of $15 million. In June 2007, the Company completed a sale of Common Stock shares through a private placement which resulted in net proceeds of $9.0 million. The Company’s net decrease in debt was $10.7 million for the six months ended June 30, 2007 as compared to a net increase of $2.0 million during the six months ended June 30, 2006.

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

As of June 30, 2007, the applicable margins for base rate advances and LIBOR advances under the revolver portion of the facility were 6% and 7%, respectively. The amount outstanding under the senior credit facility as of June 30, 2007 was $35.5 million and is allocated as follows: term loan facility of $20.0 million, term loan D of $12.2 and a revolving loan of $3.5 million. On April 12, 2007, the Company paid $17.4 million against the revolver portion of the facility. At June 30, 2007, $22.6 million was available to borrow under the revolving loan agreement together with $1.0 million available under a line of credit through a bank in Little Rock, or a total of $23.6 million. However, due to certain restrictions based on the value of the loan collateral the Company does not currently have access to $8.4 million of the $23.6 million. The remaining $15.2 million is currently available to use to fund operations.

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

Related Party Transactions

Until the Merger Transaction with Coconut Palm, Arkansas Media owned 75% of EBC’s Class B common shares outstanding. The owners of Arkansas Media held management and board of director positions within EBC. Arkansas Media had provided management services to the Company under the terms of a management agreement. An aspect of the merger with Coconut Palm was a settlement between Arkansas Media and the Company whereby the management agreement was terminated effective March 30, 2007, the date of the merger. As consideration for terminating the agreement, EBC paid Arkansas Media $3.2 million, issued 640,000 shares of the Company’s pre-merger Class A common stock, purchased three low power television stations for $1.3 million, purchased an office building and land for $0.3 million and retired a note payable to a company affiliated with Arkansas Media for $0.5 million. The three owners of Arkansas Media also entered into either employment or consulting agreements with the Company for periods of one to three years, effective the date of the Merger Transaction.

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

General

The Company is exposed to market risk from changes in domestic and international interest rates (i.e. prime and LIBOR). This market risk represents the risk of loss that may impact the financial position, results of operations and/or cash flows of the Company due to adverse changes in interest rates. This exposure is directly related to our normal funding activities. The Company does not use financial instruments for trading and, as of June 30, 2007, was not a party to any interest-rate derivative agreements.

Interest Rates

At June 30, 2007, the entire outstanding balance under our credit agreement, approximately 57% of the Company’s total outstanding debt (credit agreement, lines of credit, asset purchase loans, real estate mortgage, etc.) bears interest at variable rates. The fair value of the Company’s fixed rate debt is estimated based on current rates offered to the Company for debt of similar terms and maturities and is not estimated to vary materially from its carrying value.

Based on amounts outstanding at June 30, 2007, if the interest rate on the Company’s variable debt were to increase by 1.0%, its annual interest expense would be higher by approximately $0.4 million.

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

In addition to requesting unspecified compensatory damages, the plaintiff also requested injunctive relief to enjoin EBC’s annual shareholder meeting and the vote on the merger. An injunction hearing was not held before EBC’s annual meeting regarding the merger so the meeting and shareholder vote proceeded as planned and EBC’s shareholders approved the merger. On August 9, 2006, EBC’s motion to dismiss the lawsuit was denied. On February 21, 2007, the plaintiff filed a “Motion to Enforce Settlement Agreement” with the court alleging the parties reached an oral agreement to settle the lawsuit. The plaintiff subsequently filed a motion to withdraw the motion to settle and filed a “Third Amended Complaint” on April 10, 2007. This motion added two additional plaintiffs and expanded on the issues recited in the previous complaints. On July 31, 2007, the plaintiff filed a “Fourth Amended Complaint”. This motion added three new plaintiffs and three new defendants to the proceedings. The three additional defendants bear a fiduciary relationship to three previously named defendants.

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

There have been no material changes in our risk factors during the fiscal quarter ended June 30, 2007 from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Placement on Common Stock Shares

On June 21, 2007, the Company entered into a Unit Purchase Agreement with certain insiders and institutional investors (each a “Buyer” and collectively, the “Buyers”) in connection with a $9,000,000 private placement (the “Private Placement”) of an aggregate of 1,406,250 units (the “Units”), each Unit consisting of one share of the Company’s common stock, $0.0001 par value per share, and two warrants, each warrant exercisable for one share of the Company’s common stock at an exercise price of $5.00 per share (the “Warrants”). The purchase price of each Unit was $6.40. The Private Placement closed on June 21, 2007 (the “Private Placement Closing Date”).

Each Warrant issued at the closing of the Private Placement may be exercised any time on or after the Private Placement Closing date and on or prior to the close of business on September 7, 2009 (the “Termination Date”). The number of shares issuable upon exercise of each Warrant and the exercise price thereof is subject to adjustment from time to time in the event of stock dividends, stock subdivisions, stock splits and stock combinations. The Warrants can be redeemed at the Company’s option at a redemption price equal to $0.01 per Warrant provided that the last sales price of the Company’s common stock has been at least $8.50 per share on each of twenty trading days within any 30 trading day period ending on the third business day prior to the date on which the Company gives notice of redemption.

The Units and Warrants were offered and sold only to institutional and accredited investors in reliance on Section 4(2) of the Securities Act of 1933, as amended. The Units and Warrants sold in the Private Placement have not been registered under the Securities Act or state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. The Company agreed that if at any time during the two year period commencing the Private Placement Closing Date it proposes to file a registration statement with the Securities and Exchange Commission with respect to an offering of equity securities or securities exercisable or convertible into equity securities, the Company will give piggyback registration rights to the Buyers on such number of registrable shares as the Buyer may request.

The net proceeds from the Private Placement, following the payment of offering-related expenses, will be used by the Company to fund acquisitions and for general corporate purposes

Stock based Compensation

On May 9, 2007, the Compensation Committee of the Company’s Board of Directors approved and granted 3,700,000 options under the 2007 Stock Incentive Plan including the options to Larry Morton (2,000,000 options) and Gregory Fess (250,000 options) referenced above, among other options granted to other executives of the Company. All of the above options expire seven years after the grant date and vest over three, four or five year periods. Of the 3,700,000 options granted, 750,000 vested the date of the grant. On June 13, 2007, the Compensation Committee granted 20,000 options each to the five independent members of the Board of Directors. All of the options granted to the board members vest equally on a monthly basis over a five year period, and expire seven years from the date of the grant.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.	EXHIBITS

Exhibits

10.1	Employment Agreement between the Company and Thomas M. Arnost, entered into as of May 9, 2007.

10.2	Employment Agreement between the Company and Mark Dvornik, entered into as of May 7, 2007.

10.3	Stock Option Agreement between the Company and Mr. Arnost.

10.4	Stock Option Agreement between the Company and Mr. Dvornik.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY MEDIA HOLDINGS CORPORATION

Date: August 13, 2007	By:	/s/ Larry Morton
Chief Executive Officer and President
(principal executive officer)

Date: August 13, 2007	By:	/s/ Glenn Charlesworth
Interim Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

10.1	Employment Agreement between the Company and Thomas M. Arnost, entered into as of May 9, 2007.

10.2	Employment Agreement between the Company and Mark Dvornik, entered into as of May 7, 2007.

10.3	Stock Option Agreement between the Company and Mr. Arnost.

10.4	Stock Option Agreement between the Company and Mr. Dvornik.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.