Form 10-Q
period 2007-09-30
Equity Media Holdings CORP
filed 2007-11-14
CIK 1327012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2007

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

As of November 14, 2007, 40,278,642 shares of the Company’s common stock, $0.0001 par value per share, were outstanding.

EQUITY MEDIA HOLDINGS CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EQUITY MEDIA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006
ASSETS

Current assets
Cash and cash equivalents	$2,416,864	$1,630,973
Certificate of deposit	110,093	107,611
Trade accounts receivable, net of allowance for uncollectible accounts	3,716,271	3,893,887
Program broadcast rights	7,611,117	5,104,685
Assets held for sale	15,020,570	12,352,613
Other current assets	384,878	811,231
Prepaid expenses – related party	100,000	—

Total current assets	29,359,793	23,901,000

Property and equipment
Land and improvements	2,008,630	2,200,330
Buildings	3,418,588	2,348,475
Broadcast equipment	26,718,055	23,354,491
Transportation equipment	265,951	232,776
Furniture and fixtures	4,152,704	3,337,654
Construction in progress	896,091	203,816

	37,460,019	31,677,542
Accumulated depreciation	(14,593,100)	(12,161,846)

Net property and equipment	22,866,919	19,515,696

Intangible assets
Indefinite-lived assets, net
Broadcast licenses	61,981,890	63,064,692
Goodwill	1,940,282	1,940,282

Total indefinite-lived assets, net	63,922,172	65,004,974

Other assets
Cash restricted for acquisition of broadcast assets	5,684,739	—
Broadcasting construction permits	925,040	926,000
Program broadcast rights	4,743,290	4,120,753
Investment in joint ventures	430,169	681,605
Deposits and other assets	218,546	302,630
Broadcasting station acquisition rights pursuant to assignment agreements	440,000	—

Total other assets	12,441,784	6,030,988

Total assets	$128,590,668	$114,452,658

See Notes to Unaudited Condensed Consolidated Financial Statements.

	September 30, 2007 (Unaudited)	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$3,609,025	$1,980,509
Due to affiliates and related parties	1,889,834	1,338,557
Accrued expenses and other liabilities	2,223,427	1,455,526
Line of credit	998,987	—
Deposits held for sales of broadcast licenses	1,024,601	219,024
Deferred revenue	198,642	212,299
Current portion of program broadcast rights obligations	2,195,947	1,126,580
Current portion of deferred barter revenue	5,209,193	3,903,770
Note payable to Univision	15,000,000	—
Current portion of notes payable	48,793,758	3,934,615
Current portion of capital lease obligations	6,910	35,267

Total current liabilities	81,150,324	14,206,147

Non-current liabilities
Notes payable, net of current portion	7,418,824	53,966,446
Capital lease obligations, net of current portion	5,506	25,736
Program broadcast rights obligations, net of current portion	1,236,616	1,020,937
Deferred barter revenue, net of current portion	3,109,260	2,889,424
Due to affiliates and related parties	24,394	51,499
Security and other deposits	213,500	1,024,601
Other liabilities	371,197	—

Total non-current liabilities	12,379,297	58,978,643

Total liabilities	93,529,621	73,184,790

Commitments and Contingencies	—	—
Mandatorily redeemable preferred stock — $.0001 par value; 25,000,000 shares authorized; 2,050,519 issued and outstanding at September 30, 2007	10,519,162	—

Stockholders’ Equity
Common stock — $.0001 par value; 100,000,000 shares authorized; 40,278,642 and 25,371,332 issued and 40,278,382 and 25,371,332 outstanding at September 30, 2007 and at December 31, 2006, respectively	4,028	2,537
Additional paid-in-capital	135,868,823	98,915,163
Accumulated deficit	(111,329,614)	(57,649,832)
Treasury stock, at cost – 260 shares at September 30, 2007	(1,352)	—

Total stockholders’ equity	24,541,885	41,267,868

Total liabilities and stockholders’ equity	$128,590,668	$114,452,658

See Notes to Unaudited Condensed Consolidated Financial Statements.

EQUITY MEDIA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended September 30		Nine Months ended September 30
	2007	2006	2007	2006
Broadcast Revenue	$7,508,138	$7,147,597	$21,296,813	$23,075,959

Operating Expenses
Program, production & promotion	3,696,863	3,280,073	10,727,108	9,728,147
Selling, general & administrative	7,271,801	4,880,915	21,476,927	16,540,506
Selling, general & administrative – related party	199,796	159,865	802,529	657,715
Management agreement settlement	—	—	8,000,000	—
Depreciation & amortization	1,004,958	842,091	2,852,317	2,486,395
Management fees – related party	375,000	377,620	1,172,581	1,226,466
Rent	604,316	530,810	1,836,611	1,590,836

Total operating expenses	13,152,734	10,071,374	46,868,073	32,230,065

Loss from operations	(5,644,596)	(2,923,777)	(25,571,260)	(9,154,106)

Other income (expense)
Interest income	85,421	33,848	117,931	44,719
Interest expense	(1,819,741)	(2,021,606)	(5,789,080)	(5,700,827)
Interest expense – related party	(262,500)	—	(525,000)	—
Gain (loss) on sale of assets	—	(330,369)	453,753	262,290
Other income, net	212,324	167,074	482,175	822,797
Losses from affiliates and joint ventures	(226,660)	(130,596)	(279,349)	(479,854)

Total other expense, net	(2,011,156)	(2,281,649)	(5,539,570)	(5,050,875)

Loss before provision for income taxes	(7,655,752)	(5,205,426)	(31,110,830)	(14,204,981)
Provision for income taxes	—	—	—	—

Net loss	(7,655,752)	(5,205,426)	(31,110,830)	(14,204,981)
Preferred dividend	(185,598)	—	(12,506,140)	—

Net loss attributable to common shareholders	$(7,841,350)	$(5,205,426)	$(43,616,970)	$(14,204,981)

Weighted average number of common shares outstanding:
Basic and diluted	40,646,137	25,371,332	35,104,786	25,371,332

Net loss available to common shareholders per share:
Basic and diluted	$(0.19)	$(0.21)	$(1.24)	$(0.56)

See Notes to Unaudited Condensed Consolidated Financial Statements.

EQUITY MEDIA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN COMMON STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Paid-in Capital in Excess of Par	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance at January 1, 2006, as restated	25,371,332	$2,537	$98,915,163	$(54,421,723)	—	$—	$44,495,977
Net loss for the year	—	—	—	(3,228,109)			(3,228,109)

Balance at December 31, 2006	25,371,332	2,537	98,915,163	(57,649,832)	—	—	41,267,868
Retirement of preferred shareholders	—	—	(29,937,188)	(10,062,812)	—	—	(40,000,000)
Shares issued per consulting agreement	43,860	4	(4)	—	—	—	—
Common stock issued as payment of preferred dividends	314,966	32	1,615,749	(1,615,781)	—	—	—
Preferred shares issued as payment of preferred dividends	—	—	—	(10,519,162)	—	—	(10,519,162)
Acquisition of net assets of Coconut Palm Acquisition Corporation	12,091,089	1,209	50,638,304	—	—	—	50,639,513
Charge to additional paid-in capital for prepaid merger costs	—	—	(953,223)	—	—	—	(953,223)
Common stock portion of settlement to terminate Arkansas Media Management Agreement	935,672	94	4,799,906	—	—	—	4,800,000
Purchase of fractional shares	—	—	—	—	(260)	(1,352)	(1,352)
Share based compensation cost	—	—	1,658,678	—	—	—	1,658,678
Common shares issued in connection with private placement	1,406,250	140	8,999,860	—	—	—	9,000,000
Retirement of Equity Broadcasting Corporation dissenting shareholders	—	—	(368,410)	—	—	—	(368,410)
Common Stock issued as payment of note payable	115,473	12	499,988	—	—	—	500,000
Accretion of preferred dividends	—	—	—	(371,197)	—	—	(371,197)
Net loss for the nine months ended September 30, 2007	—	—	—	(31,110,830)	—	—	(31,110,830)

Balance at September 30, 2007	40,278,642	$4,028	$135,868,823	$(111,329,614)	(260)	$(1,352)	$24,541,885

See Notes to Unaudited Condensed Consolidated Financial Statements.

EQUITY MEDIA HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
	2007	2006
Cash flows from operating activities:
Net loss	$(31,110,830)	$(14,204,981)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for bad debts	1,030,315	377,941
Depreciation	2,811,832	2,388,796
Amortization of intangibles	40,485	97,599
Amortization of program broadcast rights	5,451,169	4,362,862
Amortization of discounts on interest-free debt	29,723	—
Equity in losses of equity method subsidiaries and joint ventures	279,349	479,854
(Gain) on sale of equipment	(453,753)	(28,523)
(Gain) on sale of intangibles	—	(281,579)
Stock issued to terminate management agreement	4,800,000	—
Share based compensation	1,658,678	—
Changes in operating assets and liabilities:
Trade accounts receivable	(852,699)	(1,093,521)
Deposits and other assets	(526,225)	197,338
Accounts payable and accrued expenses	(75,397)	857,064
Program broadcast rights	(8,580,136)	(4,790,193)
Program broadcast obligations	1,285,043	(683,918)
Deferred barter revenue	1,525,259	1,117,584
Security deposits	(5,523)	—
Deposits held pending sale	—	10,625,955
Deferred income	(13,657)	—
Other liabilities	—	5,000

Net cash used by operating activities	(22,706,367)	(572,722)

Cash flows from investing activities:
Purchases of property and equipment	(6,398,509)	(1,935,252)
Proceeds from sale of property and equipment	621,462	92,250
Proceeds from sale of intangibles	—	157,082
Proceeds from sale of broadcast stations	—	3,060,121
Acquisition of broadcast assets	(1,625,000)	(234,622)
Restriction of cash for acquisitions	(5,684,739)	—
Purchase of certificate of deposit	(2,482)	(2,837)
Purchase of other intangible assets	—	(4,565)
Net repayments from (advances to) affiliates	517,585	(157,933)

Net cash used in investing activities	(12,571,683)	974,244

Cash flows from financing activities:
Borrowings under borrowing agreements	19,084,389	18,122,376
Payments of notes payable	(19,530,275)	(19,976,235)
Payments of capital lease obligations	(27,264)	(21,839)
Recapitalization through merger	52,906,853	—
Purchase of common stock	(1,352)	—
Purchase of preferred stock	(25,000,000)	—
Issuance of common stock in private placement	9,000,000	—
Settlement with dissenting shareholders	(368,410)	—

Net cash provided by financing activities	36,063,941	(1,875,698)

Net increase (decrease) in cash and cash equivalents	785,891	(1,474,176)
Cash and cash equivalents — beginning of period	1,630,973	2,254,236

Cash and cash equivalents — end of period	$2,416,864	$780,060

Supplemental cash flow information:
Cash paid during the period for interest	$5,196,589	$5,206,656

Supplemental non-cash activities:
Issuance of note payable to redeem preferred stock	$15,000,000	—
Distribution to converting shareholders	$10,899,882	—
Issuance of mandatory redeemable preferred stock to pay accrued preferred dividends	$10,519,162	—
Assumption of net liabilities of Coconut Palm Acquisition Corporation	$(2,267,340)	—
Issuance of common stock to pay preferred dividends	$1,615,781	—
Charge to stockholders’ equity for prepaid merger costs	$953,223	—
Issuance of common stock to retire debt	$500,000	—
Acquisition of real property through assumption of debt	$205,347	—
Accretion of preferred dividends	$371,197	—

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

The Company, headquartered in Little Rock, Arkansas, owns and operates television stations across the United States and Retro Television Network (“RTN”). As of September 30, 2007 the Company owned 23 full power/network television stations, 38 Class A television stations and 57 low power television stations. As of September 30, 2007, RTN had 7 third-party affiliates under contract. The accompanying unaudited condensed consolidated financial statements also include the results of operations of a radio station operated by the Company pursuant to a local marketing agreement (“LMA”).

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all significant inter-company balances and transactions have been eliminated. The accounting policies followed by the Company and other pertinent information are set forth in the notes to EBC’s financial statements for the fiscal year ended December 31, 2006 included in the Form 8-K/A filed with the Securities and Exchange Commission on May 14, 2007 (the “Form 8-K/A”). The accompanying condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited consolidated financial statements, and the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2007 and the results of its operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006, except for the merger and recapitalization and related transactions as further discussed in Note 4 — Merger Transaction. The results of operations for the three and nine months ended September 30, 2007 and 2006 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and related footnotes included in the Form 8-K/A.

NOTE 2 — LIQUIDITY AND CAPITAL RESOURCES

The Company currently has a working capital deficit of approximately $51.8 million and has experienced losses from operations since inception. During the nine months ended September 30, 2007, the Company had a net loss of approximately $43.6 million and experienced cash outflows from operations during the same period of approximately $22.7 million. In the past, the Company has relied on equity and debt financing and the sale of assets to provide the necessary liquidity for the business to operate and will need to have access to substantial funds over the next twelve months in order to fund its operations. As of September 30, 2007, the Company has approximately $2.4 million of unrestricted cash on hand, and as more fully discussed in Notes 10 and 11, the Company has access to a working capital line of credit provided to it from certain banking institutions (the “Credit Facility”) with a net availability of approximately $13.0 million as of September 30, 2007. However, due to certain restrictions based on the value of the loan collateral the Company does not currently have access to $7.9 million of the $13.0 million. Additionally, a reserve against the aggregate revolving commitment under the Credit Facility of $4.0 million was established as a component of the waiver letter signed on August 20, 2007 by the senior lenders thereunder and the Company. The Credit Facility, as well as certain other notes outstanding, contains financial covenants, including among others, that the Company meet minimum revenue and EBITDA levels. At September 30, 2007, the Company was in default of these covenants. The Company requested and obtained a waiver of these defaults from the lenders on November 7, 2007. However, the waiver is strictly limited to the defaults existing as of September 30, 2007 and does not extend to any future defaults, should they occur. In connection with the waiver, the lenders released a $4.0 million reserve established pursuant to the waiver obtained by the Company for the previous fiscal quarter.

The Company is negotiating certain amendments and modifications to the Credit Facility. In consideration of the payment of certain fees, the lenders under the Credit Facility will commit to delivering an amended credit facility (the “Amended Credit Facility”) embodying these amendments and modifications so long as (i) the terms of the Amended Credit Facility are substantially consistent with the terms of the currently proposed term sheet (“Proposed Term Sheet”) as may be revised upon agreement of the Company and the lenders, and (ii) upon execution of the Amended Credit Facility, the Company accepts a currently existing offer to purchase one of its television stations subject to a definitive agreement having reasonably acceptable terms. The Proposed Term Sheet calls for a maximum facility amount of $53.0 million, comprised of an $8.0 million revolving credit facility and a $45.0 million term loan. The Amended Credit Facility would bear interest at LIBOR + 7.75% and would mature in 3 years. By entering into the Amended Credit Facility, the Company would be subject to new covenants and restrictions that are more in line with the current business plan of the Company. Additionally, the Amended Credit Facility would provide additional liquidity by eliminating the availability restrictions of the current Credit Facility. As proposed, the Amended Credit Facility would provide financing to retire the current Credit Facility of approximately $47.7 million, and provide liquidity of approximately $5.3 million.

There can be no certainty that the Amended Credit Facility will be entered into as proposed under the Proposed Term Sheet or at all. Even if entered into, the additional funds provided by the Amended Credit Facility as proposed would not be sufficient to meet all of the anticipated liquidity needs to continue operations of the Company for the next twelve months. Accordingly, the Company will have to sell non-core assets, raise additional capital or increase its debt within the next twelve months to continue operations. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to liquidate available assets, restructure the company or in the extreme event, cease operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Barter and trade transactions: Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized and expensed when used. Barter revenues and expenses for the three and nine months ended September 30 were approximately $1.4 million and $3.9 million in 2007 and $1.2 million and $3.4 million in 2006 respectively. Trade revenues and expenses for the three and nine months ended September 30 were approximately $1.1 million and $3.1 million in 2007 and $1.0 million and $2.8 million in 2006 respectively.

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

Reclassifications: Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

NOTE 4 — MERGER TRANSACTION

On March 30, 2007 (the “Merger Closing”), the Company consummated a merger with EBC in which EBC merged with and into the Company, with the Company remaining as the legal surviving corporation (the “Merger Transaction”), pursuant to the Agreement and Plan of Merger dated April 7, 2006, as amended on May 5, 2006 and on September 14, 2006, among the Company, EBC and certain shareholders of EBC (the “Merger Agreement”). Upon the Merger Closing, the Company changed its name to “Equity Media Holdings Corporation.” In connection with the Merger Transaction, the holders of EBC Class A common stock were issued an aggregate of 20,037,016 shares of the Company’s common stock, and the holders of EBC Class B common stock were issued an aggregate of 6,313,848 shares of common stock. The holders of EBC Series A preferred stock were paid $25,000,000 in cash and issued a promissory note in the amount of $15,000,000 in exchange for their shares and were issued an aggregate of 2,050,519 shares of the Company’s Series A Convertible Non-Voting Preferred Stock reflecting accrued and unpaid dividends through the date of Merger Closing and 314,966 shares of the Company’s common stock.

In connection with the Merger Transaction, on March 29, 2007, the Company’s stockholders (i) adopted the Equity Media Holdings Corporation 2007 Stock Incentive Plan under which the Company reserved up to 12,274,853 shares of common stock for issuance under the 2007 Stock Incentive Plan, (ii) adopted the Company’s Amended and Restated Certificate of Incorporation to (a) increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares, (b) increase the number of authorized shares of preferred stock from 1,000,000 shares to 25,000,000 shares, (c) change the Company’s name from “Coconut Palm Acquisition Corp.” to “Equity Media Holdings Corporation,” and (d) authorize the issuance of approximately 2,050,519 shares of Series A Convertible Non-Voting Preferred Stock under a Certificate of Designation, (iii) adopted the Company’s Amended and Restated Certificate of Incorporation to continue to provide for a staggered board with three classes of directors, and (iv) ratified the Management Services Agreement between Royal Palm Capital Management, LLLP and the Company. Additional shares of Series A Convertible Non-Voting Preferred Stock were authorized for accrued and unpaid dividends through the date of the completion of the merger, increasing the number of authorized shares of Series A Convertible Non-Voting Preferred Stock from 1,736,746 to 2,050,519.

Additionally, the Company issued 3,187,134 options to purchase its common stock, where each outstanding option to purchase EBC Class A common stock was converted into the right to receive options to purchase 1.461988 shares of the Company’s common stock. The fair value of the options at the date of the merger was $4.7 million based on a Black-Scholes valuation on March 30, 2007, the date of the Merger (see Note 15 — Stock Option Plans).

Because the former owners of EBC ended up with control of the Company, the Merger Transaction has been accounted for under the reverse acquisition application of the equity recapitalization method of accounting in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method of accounting, the Company was treated as the “acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, the Merger Transaction is considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger Transaction was treated as the equivalent of EBC issuing stock for the net monetary assets of the Company, accompanied by a recapitalization. The net monetary assets of the Company were recorded at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of EBC has been carried forward after the Merger Closing. Operations prior to the Merger Closing for all periods presented are those of EBC. The costs of the transaction incurred by EBC were charged directly to additional paid in capital and those incurred by the Company were expensed prior to consummation of the transaction.

In connection with and prior to the execution of the Merger Transaction, stockholders representing approximately 1,908,911 shares of the Company’s common stock elected to convert their shares to cash in accordance with the terms of the Company’s governing documents. As result of such conversion, the Company left in deposit with its transfer agent $10,899,882 in cash to satisfy the demands of these shareholders. Following the merger, the transfer agent completed the distribution of such cash in connection with the conversion.

In connection with the Merger Transaction, shareholders of EBC representing 66,500 shares of EBC Class A common stock elected to convert their shares to cash in accordance with Arkansas law. The Company recorded a liability in the amount of $368,410 to convert the shares plus $8,983 of accrued interest based on a conversion rate of $5.54 per share plus interest accruing from the date of the Merger Transaction at the rate of 9.78% per annum. On July 10, 2007, the dissenting shareholders were paid $378,380 in cash for the value of their shares including all interest accrued to date. Pursuant to Arkansas Code, the dissenting shareholders have contested the Company’s valuation (see Note 17 – Commitment and Contingencies).

NOTE 5 — ARKANSAS MEDIA SETTLEMENT TRANSACTION

Immediately prior to the closing of the Merger Transaction (see Note 4 — Merger Transaction), EBC entered into a settlement agreement, dated April 7, 2006, by and among EBC, Arkansas Media, a related party (see Note 18 — Related Party Transactions), Larry Morton, Gregory Fess and Max Hooper (the “Arkansas Media Settlement Agreement”) which provided for the resolution of the following matters between the parties:

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

In connection with the merger the Company and Univision Television Group, preferred stock holders, entered into a one year $15.0 million promissory note secured by two television stations located in Utah. In lieu of a cash repayment, the Company filed an application with the FCC on July 26, 2007 to transfer the television stations to Univision Television Group, Inc. in satisfaction of the principal amount of the note. The television station assets include broadcast licenses with book values of $7,884,631 and broadcasting equipment with book values of $481,363, a total of $8,365,994, as of September 30, 2007. Accordingly, these assets are classified as held for sale as of September 30, 2007. These assets were included in assets held for sale as of December 31, 2006 since as part of the Merger Transaction these assets were to be transferred to Univision Television Group, Inc, as payment for their Series A preferred shares. The latter described transfer was exchanged for the $15 million promissory note at the Merger Closing.

Subsequent to September 30, 2007, the Company signed a non-binding letter of intent for the sale of certain television stations. Included in these stations are assets with net book values of $1,425,485 that were included in assets held for sale as of December 31, 2006 under a separate asset purchase agreement which was terminated October 18, 2007. The remaining stations’ assets include broadcast licenses with book values of $2,310,990 and broadcasting equipment with book values of $409,793, a total of $2,720,783 as of September 30, 2007, and the Company has classified them as additional assets held for sale.

The Company did not sell any assets during the three month period ended September 30, 2007. For the nine month period ended September 30, 2007, the Company recognized a gain of $453,753 from the sale of land and a broadcast tower in

Central Arkansas. For the three and nine month periods ended September 30, 2006, the Company recognized a loss of $330,369 from the sale of a station in Alabama and gains of $262,290 which were primarily from the sale of certain low power television stations located in Idaho and Central Arkansas.

NOTE 7 — ASSET PURCHASE AGREEMENT

The Company entered into an asset purchase agreement (“Agreement”) with Renard Communications Corp. (“Seller”) for the purchase of certain licenses, construction permits and other instruments of authorization (collectively “Licenses,” described below) issued by the Federal Communications Commission (“FCC”) and certain other assets (together with the Licenses, “Assets”). The Agreement became effective on August 15, 2007 upon approval by the Equity Media’s board of directors and the lender.

The Assets include Licenses for Class A television station WMBQ-CA, Channel 46, Manhattan, New York with a corresponding digital authorization for Channel 10 (WMBQ-LD) and WBQM-LP, Channel 3, Brooklyn, New York (collectively, the “Stations”), and related items as specified in the Agreement.

The Company will pay an aggregate of $8,000,000 for the Assets, which constitute all the assets used in connection with operating the Stations. In connection with the transaction, the Company deposited $400,000 (“Deposit”), which will be held in escrow pending closing. At the closing, the Company will pay $6,000,000 in immediately available funds, which amount will include the Deposit, and will deliver a secured promissory note (“Note”) for the remaining $2,000,000. The Note will have a three-year term and will accrue interest at 6% per year, requiring monthly interest payments only until the expiration of the term, at which time the principal amount will become due and payable. The Seller will have a security interest, documented by a Security Agreement executed simultaneously with the closing, in the Brooklyn station only. The payment will be increased or decreased such that Seller is entitled to all revenue and is liable for all expenses allocable to the period prior to the closing and the Company is entitled to all revenue and is liable for all expenses allocable to the period following the closing. Seller will assign and the Company will assume certain listed contracts.

The closing of the Agreement is subject to conditions, including FCC consent to the assignment of the Licenses. Seller and the Company agree to promptly prepare an application for assignment of the Licenses and to fully prosecute the application, but neither party is required to engage in a trial-type hearing. Each party will bear its own costs, and the filing fees shall be split evenly. The closing will occur between five business days after the FCC grants consent and ten business days after the grant becomes a final order.

The Agreement may be terminated by either party if the closing has not occurred by June 1, 2008; the conditions of the other party have not been met as of the closing date; or the other party is in breach.

NOTE 8 — CASH RESTRICTED FOR ACQUISITION OF BROADCAST ASSETS

The Company has set aside $5.6 million in cash which is restricted to the acquisition of broadcast assets. These funds are intended for payment of the assets being acquired pursuant to the Asset Purchase Agreement described in Note 7 — Asset Purchase Agreement. With lender approval, the Company could use these funds for other purposes.

NOTE 9 — INVESTMENT IN JOINT VENTURES

At September 30, 2007 and December 31, 2006, Investment in Joint Ventures consists of the following:

	September 30, 2007			December 31, 2006
	Ownership Percentage		Balance	Ownership Percentage	Balance
Little Rock TV 14, LLC	50.0%		$22,714	50.0%	$23,282
Spinner Network Systems, LLC	*	*	407,455	33.0%	658,323

			$430,169		$681,605

**

– A reorganization of Spinner Network Systems, LLC resulted in the reduction of the Company’s ownership percentage in Spinner from 33% at December 31, 2006 to 4% at September 30, 2007. Because the Company owns less than a 20% interest and exerts no influence over management or the operations of Spinner, the Company has changed from the equity method to the cost method to account for its investment in Spinner Network Systems, LLC. Under the cost method of accounting for investments, the Company will no longer record its proportionate share of Spinner income or loss, but will instead periodically evaluate the fair value of its investment in Spinner and adjust the carrying amount accordingly. During the three month period ended September 30, 2007, the Company adjusted the carrying value of its investment in Spinner by $198,368 to reflect the fair value of its investment. This loss in value is included in losses from affiliates and joint ventures in the consolidated statement of operations.

NOTE 10 — LINE OF CREDIT

At September 30, 2007, the Company had a $1,000,000 revolving line of credit with a local financial institution expiring in January 2008, bearing interest at 8.25% payable monthly and secured by interests in certain real property. The outstanding balance of this line of credit as of September 30, 2007 was $998,987. The Company intends to renew this credit facility with similar terms.

NOTE 11 — NOTES PAYABLE

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

The Company has the Credit Facility, which provides for secured revolving and term loan facilities in varying amounts at variable interest rates, maturing in June 2010. As of September 30, 2007, the Company has borrowings under the Credit Facility in the aggregate amount of $45,194,394 and interest rates ranging from 12.5% to 15.8%. Also, as of September 30, 2007, the Company had access to approximately $1.1 million from the revolver component of the Credit Facility. An additional $7.9 million is available under the Credit Facility if certain collateral restrictions are removed, and an additional $4.0 million is available under the Credit Facility if certain conditions are met, for a total availability of $13.0 million. The Company was in default of certain covenants under the Credit Facility at September 30, 2007 and obtained a waiver respect to such defaults as described in Note 2- Liquidity and Capital Resources. Additionally, that waiver allowed for the release of the $4.0 million restriction mentioned above.

NOTE 12 — STOCKHOLDERS’ EQUITY

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

The net proceeds from the Private Placement, following the payment of offering-related expenses, will be used by the Company to fund acquisitions and for general corporate purposes.

Shares Issued to Retire Debt

On August 21, 2007, the Company exercised its option, under the terms of a $500,000 note payable, to retire the note with the issuance of 115,473 shares of common stock in lieu of a cash payment. This note was previously issued in connection with the purchase of certain television stations.

Merger Transaction and Recapitalization

In connection with the Merger Transaction (see Note 4 — Merger Transaction), on March 29, 2007, the stockholders of the Company approved a proposal to amend and restate the Company’s Certificate of Incorporation. Upon approval, the Company (i) increased the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares, (ii) increased the number of authorized shares of preferred stock from 1,000,000 to 25,000,000, (iii) changed the Company’s name from “Coconut Palm Acquisition Corp.” to “Equity Media Holdings Corporation”, and (iv) authorized the issuance of approximately 2,050,519 shares of the Company Series A Convertible Non-Voting Preferred Stock, pursuant to the Certificate of Designation. Additional shares of Series A Convertible Non-Voting Preferred Stock were authorized for accrued and unpaid dividends through the date of the completion of the merger, increasing the number of authorized shares of Series A Convertible Non-Voting Preferred Stock from 1,736,746 to 2,050,519.

As a result of the Merger Transaction, the Company acquired 1,908,911 shares from stockholders who opted to convert their stock to cash and issued 26,665,830 shares to the shareholders of EBC in exchange for their shares and other consideration.

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

Founding Stockholder’s Registration Rights

The initial capitalization from the Company’s initial stockholder (the “Founding Stockholder”) of 2,500,000 issued and outstanding shares of common stock are entitled to registration rights. The Founding Stockholder is entitled to make up to two demands that the Company register these shares. The holder of these shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. In addition, such stockholder has certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

NOTE 13 — MANDATORILY REDEEMABLE SERIES A CONVERTIBLE NON-VOTING PREFERRED STOCK

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

In connection with the Private Placement, the Board of Directors determined that the fair value of the common stock component of the June 2007 Unit Offering (see note 12 – Stockholders’ Equity) was greater than the issue prices of the Series A Convertible Non- Voting Preferred Stock of $5.13 per share. Additionally, the fair value of the warrants component combined with the exercise price was determined to be greater than the original issue price of $5.13 for the Series A preferred. Accordingly, the conversion price of the Series A Non-Voting Preferred Stock was not reset in accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments”.

In connection with the issuance of common stock to retire debt, the Board of Directors determined that the fair value of the stock issued had no effect on the Series A Convertible Non-voting Preferred Stock because it falls under the exception for stock issued to sellers of companies acquired pursuant to board approval. Accordingly, the conversion price of the Series A Non-Voting Preferred Stock was not reset in accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments”.

The Company evaluated the embedded conversion feature in the Series A Preferred and determined it did not meet the criteria for bifurcation under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” during the three and nine months ended September 30, 2007. In addition, the Company accounts for the Series A Preferred in accordance with SEC Accounting Series Release 268 — Presentation in Financial Statements of Redeemable Preferred Stocks” and EITF D-98: “Classification and Measurement of Redeemable Securities,” and thus has classified the Series A Preferred outside of stockholders’ equity.

The Company believes that it is not probable that the holders of the Series A Preferred would currently elect to convert their shares to common stock because the current trading price of the Company’s common stock is lower than the conversion price. Therefore and under the guidance of EITF D-98, the carrying value of the Series A Preferred Stock as of September 30, 2007 is its original issue amount and does not include any accreted dividends or any other adjustment.

For the three and nine month period ended September 30, 2007, the Company accreted dividends in the amount of $185,598 and $371,197, respectively. As of September 30, 2007 dividends payable to the Series A Preferred shareholders are $371,197 and included in other non current liabilities.

Univision Registration Rights

Pursuant to the Merger Agreement, the Company has granted to Univision certain “piggy back” registration rights at any time during the two year period following the Merger Closing. The Company shall provide Univision with written notice thereof at least fifteen days prior to the filing, and Univision shall provide written notice of the number of its registrable shares to be included in the registration statement within fifteen days of its receipt of the Company’s notice.

NOTE 14 — SHARES HELD IN ESCROW

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

NOTE 15 — STOCK OPTION PLANS

2007 Stock Incentive Plan

On March 29, 2007, the shareholders of the Company approved the adoption of the 2007 Stock Incentive Plan, which governs stock-based awards up to an aggregate of 12,274,853 shares of the Company’s common stock, including(i) 3,274,853 shares converted from existing EBC options assumed in the Merger Transaction (only 3,187,134 as of the date of the Merger Transaction), (ii) 2,000,000 and 250,000 shares underlying options issuable to Larry Morton and Gregory Fess, respectively, under employment agreements entered in connection with the Merger Transaction, and (iii) 6,750,000 shares reserved for future grants. The purpose of the 2007 Stock Incentive Plan is to enable the Company to attract, retain, reward and motivate officers, directors, employees and consultants of the Company, its subsidiaries or affiliates by providing them with an opportunity to acquire or increase a propriety interest in the Company. The 2007 Stock Incentive Plan became effective upon the closing of the Merger Transaction and is administered by the Compensation Committee of the Board of Directors.

On May 9, 2007, the Compensation Committee of the Company’s Board of Directors approved and granted 3,700,000 options under the 2007 Stock Incentive Plan including the options to Larry Morton (2,000,000 options) and Gregory Fess (250,000 options) referenced above, among other options granted to other executives of the Company. All of the above options expire seven years after the grant date and vest over three, four or five year periods, including 750,000 that vested the date of the grant. On June 13, 2007, the Compensation Committee granted 20,000 options each to the five independent members of the Board of Directors. All of the options granted to the board members vest equally on a monthly basis over a five year period, and expire seven years from the date of the grant.

Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2007 was $0.4 million and $1.7 million, respectively compared to $0 in 2006. The total deferred tax benefit related thereto was $0 for the three and nine months ended September 30, 2007 compared to $0 during the same periods in 2006. As of September 30, 2007, there was $4.1 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the 2007 Stock Incentive Plan, which does not include the effect of future grants of equity compensation, if any. Of the total $4.1 million, we expect to recognize approximately 8.3% in the remaining interim period of 2007, and 91.7% in 2008 and beyond.

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

NOTE 16 — INCOME TAXES

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

NOTE 17 — COMMITMENT AND CONTINGENCIES

Stock options to underwriters

In connection with the initial public offering (“Offering”), the Company sold to the Representatives an option, for $100, to purchase up to a total of 1,000,000 units at $7.50 per Unit. The Company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in an increase and a charge directly to stockholders’ equity. The option has been valued at the date of issuance at $780,000 based upon a Black-Scholes valuation model, using an expected life of five years, volatility of 15.90% and a risk-free interest rate of 3.980%. The volatility calculation is based on the 180-day volatility of the Russell 2000 Index. An expected life of five years was taken into account for purposes of assigning a fair value to the option. The option may be exercised for cash, or on a “cashless” basis, at the holder’s option, such that the holder may receive a net amount of shares equal to the appreciated value of the option. The Units issuable upon exercise of this option are identical to the Units in the Offering, except that the Warrants included in the option have an exercise price of $6.00. Although the purchase option and its underlying securities have been registered under the Offering, the option grants to holders demand and “piggy back” registration rights for periods of five and seven years, respectively, from the date of the Offering with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses relating to the registration of the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

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

Litigation

In connection with the Merger Transaction, EBC and each member of EBC’s board of directors was named in a lawsuit filed by an EBC shareholder in the circuit court of Pulaski County, Arkansas on June 14, 2006. As a result of the merger between EBC and the Company, pursuant to which EBC merged into the Company, the Company, is a party to the lawsuit. The lawsuit contains both a class action component and derivative claims. The class action claims allege various deficiencies in EBC’s proxy used to inform its shareholders of the special meeting to consider the merger. These allegations include: (i) the failure to provide sufficient information regarding the fair value of EBC’s assets and the resulting fair value of EBC’s Class A common stock; (ii) that the interests of holders of EBC’s Class A common stock are improperly diluted as a result of the merger to the benefit of the holders of EBC’s Class B common stock; (iii) failure to sufficiently describe the further dilution that would occur post-merger upon exercise of the Company’s outstanding warrants; (iv) failure to provide pro-forma financial information; (v) failure to disclose alleged related party transactions; (vi) failure to provide access to audited consolidated financial statements during previous years; (vii) failure to provide shareholders with adequate time to review a fairness opinion obtained by EBC’s board of directors in connection with the merger; and (viii) alleged sale of EBC below appraised market value of its assets. The derivative components of the lawsuit allege instances of improper self-dealing, including through a management agreement between EBC and Arkansas Media.

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

EBC Dissenting Shareholders

In connection with the Merger Transaction (see Note 4 – Merger Transaction) shareholders of EBC representing 66,500 shares of EBC Class A common stock elected to convert their shares to cash in accordance with Arkansas law. The Company recorded a liability in the amount of $368,410 to convert the shares plus $8,983 of accrued interest based on a conversion rate of $5.54 per share plus interest accruing from the date of the Merger Transaction at the rate of 9.78% per annum. On July 10, 2007, the dissenting shareholders were paid $378,380 in cash for the value of their shares including all interest accrued to date. Pursuant to Arkansas Code, the dissenting shareholders exercised their right to contest the Company’s valuation and have demanded payment of an additional $17.78 per share plus accrued interest at 9.78% per annum. The Company has petitioned the court for a determination of the fair value of the shares and believes its valuation will prevail.

Obligations

The Company is obligated under non-cancelable operating leases for office and station space, tower sites, and broadcast and office equipment. The Company is obligated under contracts for the rights to broadcast certain features and syndicated television programs.

NOTE 18 — RELATED PARTY TRANSACTIONS

Amounts due (to) from affiliates and related parties at September 30, 2007 and December 31, 2006 consist of the following:

	September 30, 2007	December 31, 2006
Univision Communications, Inc.	$(1,818,798)	$(726,003)
Arkansas Media, LLC and affiliates	78,964	(86,462)
Royal Palm Capital Management, LLP	(150,000)	—
Little Rock TV 14, LLC	(73,834)	(67,622)
Actron, Inc.	—	(526,092)
Other	49,440	16,123

Due (to) from affiliates and related parties	(1,914,228)	(1,390,056)
Less current portion	(1,889,834)	(1,338,557)

Non – current portion	$(24,394)	$(51,499)

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

The Company incurred expenses related to management fees and commissions in the amount of $0 and, $422,581 for the three and nine months ended September 30, 2007 and $377,620 and $1,226,466 for the three and nine months ended September 30, 2006, respectively, for services rendered to the Company by Arkansas Media, LLC and its affiliates. Additionally, the Company accrued expenses related to operating fees of $0, $24,000 for the three and nine months ended September 30, 2007 and $24,000 and $72,000 for the three and nine months ended September 30, 2006, respectively, under LMA’s with Arkansas Media, LLC Subsequent to the Arkansas Media Settlement, the Company determined that an additional $37,416 in fees and commissions were due to Arkansas Media, LLC for services performed during the three month period ended March 31, 2007. These fees were paid in full on April 16, 2007.

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

Management fees of $375,000 and $750,000 and general and administrative expenses of $19,319 and $40,545 were incurred by the Company for the three and nine month periods ended September 30, 2007, respectively, for services rendered by Royal Palm Partners, LLC. As of September 30, 2007, the Company has recorded prepaid expenses of $100,000 representing amounts advanced to Royal Palm pursuant to the management services agreement.

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

Univision also acts as the national sales agent for the Company’s Spanish-language television stations. The Company pays Univision a 15% commission on those sales. The Company also operates its Salt Lake City Univision television station, KUTH through a local marketing agreement (LMA) with Univision. The Company incurred expenses related to commissions in the amounts of $160,856 and $534,392 for the three and nine months ended September 30, 2007 and $76,186 and $373,435 for the three and nine months ended September 30, 2006, respectively for sales made on behalf of the Company by Univision. Additionally, the Company accrued expenses related to operating fees of $19,621 and $203,591 for the three and nine months ended September 30, 2007 and $59,678 and $212,280 for the three and nine months ended September 30, 2006, respectively under the LMA with Univision.

RTN Intellectual Property Agreement

Prior to the Merger Transaction, the Company entered into an intellectual property agreement with Retro Television Network, Inc., a company controlled by Larry Morton, the President and CEO of the Company. Under the terms of the agreement, Retro Television Network, Inc. assigned 100% of the creative and intellectual rights for the Retro Television Network (“RTN”) to the Company in exchange for a ten (10) percent royalty fee to be paid solely from the revenues of non-Company owned stations that utilize the RTN concept and/or affiliate with RTN. The agreement also provides that in the event the Company were to sell its assigned rights in RTN to an unrelated third party, Retro Television Network, Inc., at its option, may convert the royalty fee to a twenty (20) percent interest of the sales proceeds. As of September 30, 2007, no royalty fees have been accrued, and no royalty fees were paid to Retro Television Network, Inc. for the three and nine month periods ended September 30, 2007 or 2006, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition and results of operations comparing the interim periods ended September 30, 2007 and September 30, 2006. You should read this section together with the Company’s consolidated financial statements including the notes to those financial statements, as applicable, for the years and periods mentioned above.

Overview

Equity Media Holdings Corporation (the “Company”) was incorporated in Delaware on April 29, 2005 as Coconut Palm Acquisition Corp. (“Coconut Palm”). On March 30, 2007, the Company merged with Equity Broadcasting Corporation (“EBC”), with the Company remaining as the surviving corporation. Immediately following the merger, the Company changed its name to Equity Media Holdings Corporation, and continued with the operations of EBC.

As of September 30, 2007, the Company has built and aggregated a total of 121 full and low power permits, licenses and applications that it owns or has contracts to acquire. The Company’s FCC license asset portfolio includes 23 full power stations, 38 Class A stations and 59 low power stations, including two metropolitan New York City low power stations that the Company is currently under contract to purchase. The Company’s English and Spanish-language stations are in 41 markets that represent more than 32% of the U.S. population.

While the Company originally targeted small to medium-sized markets for development, it has been able to leverage its original properties into stations in larger metropolitan markets, including Denver, Detroit, Salt Lake City, Minneapolis and Oklahoma City. The Company’s stations are affiliated with broadcast networks as follows: 20 of the stations are affiliated with LAT TV, 16 are affiliated with Univision, 12 are affiliated with the Company’s Retro Television Network (“RTN”), five are affiliated with MyNetworkTV, four are affiliated with FOX, three are affiliated with TeleFutura, two are affiliated with MTV Tr3s and one is affiliated with ABC.

The Company is the second-largest affiliate group of the top-ranked Univision and TeleFutura networks with 19 affiliates, 13 of which are in the nation’s top-65 Hispanic television markets. The Company believes that it has a superior growth opportunity in these Hispanic properties because each station has a 15-year affiliation agreement with either Univision or TeleFutura, respectively.

RTN was developed to fulfill a need in the broadcasting industry that is occurring now and will continue to occur as broadcast stations switch over to digital programming pursuant to a Federal Communications Commission mandate with a February, 2009 deadline.

Digital Television (“DTV”), will allow broadcasters to offer television content with movie-quality picture and CD-quality sound. DTV is a much more efficient technology, allowing broadcasters to provide a “high definition” (“HDTV”), program and multiple “standard definition” DTV programs simultaneously. Providing several programs streams on one broadcast channel is called “multicasting.” The challenge facing many broadcasters is how to effectively program and monetize the value created by DTV.

RTN is the first network designed for the digital arena. RTN takes some of the most popular and entertaining programs from the 60s, 70s, 80s, and 90s, all ratings proven and digitally re-mastered, and provides them to their RTN affiliates. RTN affiliates enjoy a scalable, cost efficient content solution for their digital channels. A major differentiator between RTN and other potential digital solutions is RTN’s ability to deliver local news, sports, and weather updates to the local RTN affiliate, in addition to the quality RTN programming. This enables the local affiliate to sell local advertising spots to generate revenue.

The ability to deliver localized programs to the RTN affiliate is accomplished through utilization of the Company’s proprietary digital satellite technology system known as “C.A.S.H.” The Central Automated Satellite Hub (“CASH”), system provides the means of delivering a fully automated, 24 hour a day custom feed for each local affiliate. The Company has the capability to launch localized network feeds in all 210 U.S. TV markets and internationally as well.

The Company has historically focused on aggregating stations and developing delivery systems. Over the past eight years, the Company financed itself largely by acquiring television construction permits and stations at attractive valuations. After acquiring the stations, the Company would construct and/or upgrade the facilities and, on a selective market basis, sell the station at an increased valuation to fund operations and acquisitions and to service debt.

Following the merger, the Company’s business focus shifted from primarily aggregating stations to maximizing revenue and profit for each station. The Company intends to achieve revenue growth and profitability through various entity and station-level initiatives. These initiatives, which the Company has recently begun to implement, include:

•	continued growth of the RTN affiliate base in key U.S. television markets;

•	focusing on growing national business;

•	addition of experienced managers in local markets;

•	upgrading / increasing sales staffs in local markets;

•	establishing market appropriate rate cards;

•	upgrading local news (where available) and expanding local programming;

•	upgrading syndicated programming; and

•	enhancing cable and satellite distribution

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

The Company also launched a new corporate and investor relations website (www.EMDAholdings.com) in August 2007. The website features new and expanded content about the Company’s operating businesses, senior management, news and public filings. All key information on the website is available in an up-to-date, interactive format.

Acquisition and Expansion Activity

On August 17, 2007, the Company announced that it had entered into a definitive asset purchase agreement to acquire two low power television stations in the metropolitan New York City market (WMBQ-CA, Channel 46 and WBQM-LP, Channel 3) from Renard Communications. On August 21, 2007, the Company announced that it will launch an MTV Tr3s affiliate on WMBQ.

During the three months ended September 30, 2007, the Company’s classic television network, RTN, announced seven new affiliates. Several of these new affiliations are in the nation’s top-50 television markets, including San Francisco and Detroit. In addition, the Company announced that the RTN affiliates in Savannah, GA and Myrtle Beach / Florence, SC had renewed their affiliation agreements for another year.

RESULTS OF OPERATIONS — THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenue

The following table sets forth the principal types of broadcast revenue earned by the Company and its stations for the periods indicated and the change from one period to the next:

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	(In Thousands)				(In Thousands)
	2007	2006	Change	% Change	2007	2006	Change	% Change
Broadcast Revenues
Local	$2,554	$2,675	$(121)	(4.5)	$7,482	$9,184	$(1,702)	(18.5)
National	2,170	1,795	375	20.9	6,067	6,266	(199)	(3.2)
Other	273	545	(272)	(49.9)	766	1,482	(716)	(48.3)
Trade & Barter Revenue	2,511	2,133	378	17.7	6,982	6,144	838	13.6

Total Broadcast Revenue	$7,508	$7,148	$360	5.0	$21,297	$23,076	$(1,779)	(7.7)

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

For the three months ended September 30, 2007, total Broadcast Revenue increased $360,000, or 5.0%, to $7.5 million. The increase is the net effect of an increase in revenue from national advertisers, and an increase in trade and barter revenue offset by lower direct local sales, JSA income and uplink services. Total Broadcast revenue for the quarter ended September 30, 2007 was also affected by the sale of KPOU-TV, Portland, OR, a Univision affiliate, on November 1, 2006, which had revenues (JSA Income) of $210,000 in the same quarterly period in 2006. Therefore, total broadcast revenue, excluding the decrease due to KPOU, increased by $0.57 million, or 8.22%. Broadcast revenue from national advertisers increased $375,000 primarily in the Company’s Spanish-language stations. Local revenues decreased by $121,000 primarily in the Company’s English-language stations. Local agency revenue increased by $150,000 which was offset by decreases in direct sales to local advertisers of $171,000 and a decrease in local paid programming of $89,000. Other revenues were affected by the disposal of KPOU which accounted for the total variance in JSA income of $210,000. Total local and national revenue from the Company’s Spanish-language stations, excluding KPOU, increased $0.5 million, or 22%. This increase was offset by a decrease of $270,000 in local and national revenue from the Company’s English-language stations. Also during the third quarter, trade and barter revenue increased $380,000, or 15%, as compared to the same period in 2006. This increase is due primarily to the continued growth in Company’s investment in syndicated programming as it continues its commitment to reduce the amount of shopping and long-form commercials and move to more traditional programming.

For the nine months ended September 30, 2007, total Broadcast Revenue decreased $1.8 million, or 7.7%, to $21.3 million. The primary reason for this decrease is due to the sale by the Company of KPOU-TV, Portland, OR, a Univision affiliate, on November 1, 2006 which accounts for $1.9 million of the variance. Total Broadcast Revenue, excluding the decrease due to KPOU, increased $0.15 million, or 0.4%. Total local and national revenue from the Company’s Spanish-language stations, excluding KPOU, increased $1.2 million, or 18% during the period. This increase was offset by a decrease of $1.1 million in local and national revenue from the Company’s English-language stations. The decrease in other revenue is attributed to lower JSA income of $210,000, due to the disposition of KPOU, lower uplink shared services revenue of $227,000, and lower time brokerage income of $370,000; offset by higher network compensation revenue of $83,000. Also, during the nine months ended September 30 trade and barter revenue increased $0.8 million, or 13.6%, as compared to the same period in 2006. This increase is due primarily to the continued growth in Company’s investment in syndicated programming as it continues its commitment to reduce the amount of shopping and long-form commercials and move to more traditional programming.

Results of Operations

The following table sets forth the Company’s operating results for the three and nine month periods ended September 30, 2007, as compared to the three and nine month periods ended September 30, 2006:

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	(In Thousands)				(In Thousands)
	2007	2006	Change	% Change	2007	2006	Change	% Change
Broadcast Revenue	$7,508	$7,148	$360	5.0	$21,297	$23,076	$(1,779)	(7.7)
Program, production & promotion	3,697	3,280	417	12.7	10,727	9,728	999	10.3
Selling, general & administrative	7,847	5,418	2,429	44.8	23,452	18,425	5,027	27.3
Management agreement settlement	—	—	—	—	8,000	—	8,000
Depreciation expense	1,005	842	163	19.4	2,852	2,486	366	14.7
Rent	604	531	73	13.8	1,837	1,591	246	15.4

Operating (loss)	(5,645)	(2,923)	(2,722)	93.1	(25,571)	(9,154)	(16,417)	179.3
Interest income	85	34	51	150.0	118	45	73	163.7
Interest expense	(2,082)	(2,022)	(60)	3.0	(6,314)	(5,701)	(613)	10.8
Gain (loss) on sale of assets	—	(330)	330	(100.0	)454	262	191	73.0
Other income, net	(14)	36	(50)	139.3	203	343	(140)	(40.9)

(Loss) before income taxes	(7,656)	(5,205)	(2,451)	47.1	(31,111)	(14,205)	(16,906)	119.0
Income taxes						—

Net (loss)	(7,656)	(5,205)	(2,451)	47.1	(31,111)	(14,205)	(16,906)	119.0
Preferred dividend	(186)	—	(186)		(12,506)	—	(12,506)	—

Net loss attributable to common shareholders	$(7,842)	$(5,205)	$(2,637)	50.6	$(43,617)	$(14,205)	$(29,412)	207.0

Basic net (loss) per common share	$(0.19)	$(0.21)	$0.02		$(1.24)	$(0.56)	$(0.56)

Basic shares used in earnings per share calculation	40,646,137	25,371,332			35,104,786	25,371,332

Program, production and promotion expenses

Program, production and promotion expense was $3.7 million in the three month period ended September 30, 2007, as compared to $3.3 million in the three month period ended September 30, 2006, an increase of $0.4 or 12.7%. The variance was primarily due to an increase in Syndicated Programming expense of $547,000 net of a decrease in promotion expenses of $134,000.

Program, production and promotion expense was $10.7 million in the nine month period ended September 30, 2007, as compared to $9.7 million in the nine month period ended September 30, 2006, an increase of $1.0 million, or 10.3%. The variance was primarily due to an increase in Syndicated Programming expense of $1.3 million net of a decrease in promotion expenses of $227,000.

Selling, general and administrative

Selling, general and administrative expense was $7.8 million in the three month period ended September 30, 2007, as compared to $5.4 million in the three month period ended September 30, 2006, an increase of $2.4 million, or 44.8%. Contributing to this increase were increases in: labor costs of $1.3 million, and professional fees of $0.7 million, partially offset with a reduction in LMA and JSA expense of $0.1 million. The increase in labor costs included a non-cash charge of $0.4 million from Share Based Compensation due to the issuance to stock options. (See footnote disclosure elsewhere in this report.)

Selling, general and administrative expense was $23.4 million in the nine month period ended September 30, 2007, as compared to $18.4 million in the nine month period ended September 30, 2006, an increase of $5.0 million, or 27.3%. Contributing to this increase were increases in labor costs of $4.0 million, professional fees of $1.0 million, bad debt expense of $0.7million, partially offset with a reduction in LMA and JSA expense of $1.1 million.

Depreciation and Amortization

Depreciation and amortization was $1.0 million in the three month period ended September 30, 2007, as compared to $.84 million in the three month period ended September 30, 2006, an increase of $0.16 million or 19.3%.

Depreciation and amortization was $2.9 million in the nine month period ended September 30, 2007, as compared to $2.5 million in the nine month period ended September 30, 2006, an increase of $0.4 million or 14.7%. This increase is primarily attributed to the continuing investment in broadcast equipment.

Rent

Rent expense was $0.6 million in the three month period ended September 30, 2007, as compared to $0.5 million in the three month period ended September 30, 2006, an increase of $0.1 million, or 13.8%. An increase in tower rent expense was the primary factor.

Rent expense was $1.8 million in the nine month period ended September 30, 2007, as compared to $1.6 million in the nine month period ended September 30, 2006, an increase of $0.2 million, or 15.4%. An increase in tower rent expense was the primary factor.

Interest Expense, net

Interest expense was $2.0 million in the three month period ended September 30, 2007, as compared to $2.0 million in the three month period ended September 30, 2006, or no net change for the period.

Interest expense was $6.2 million in the nine month period ended September 30, 2007, as compared to $5.6 million in the nine month period ended September 30, 2006, an increase of $0.6 million, or 9.6%. This increase is primarily attributable to higher average interest rates in 2007. The combined average interest rates on the Company’s senior credit facility were 13.3% and 12.0% for the nine months ended September 30, 2007 and 2006, respectively.

Gain on sale of assets

There were no sales of assets in the three months ended September 30, 2007. However, in the three months ended September 30, 2006 there were sales from which $0.3 million in losses were recognized. The recognized loss from asset sales in this three month period in 2006 included, primarily, losses arising from the sale of a television station located in Alabama.

The gain on sale of assets was $0.5 million in the nine month period ended September 30, 2007, as compared to a gain of $0.3 million in the nine month period ended September 30, 2006, an increase of $0.2 million. The Company sold land and a broadcast tower in 2007; the net gain on sale in 2006 included gains from the sale of several low power television stations located both in Idaho and in Central Arkansas net of a loss arising from the sale of a station in Alabama.

Other income, net

Other income, net was an expense of approximately $14,000 for the three months ended September 30, 2007 as compared to approximately $36,000 in income for the three months ended September 30, 2006, a decrease of $51,000. The net expense in the third quarter of 2007 includes $227,000 in losses from subsidiaries and joint ventures compared to $131,000 in the same period in 2007.

Other income, net was approximately $203,000 for the nine months ended September 30, 2007 as compared to approximately $343,000 for the nine months ended September 30, 2006, a decrease of $140,000. The Company received $275,000 in 2006 as a partial settlement in a lawsuit, which contributed to the decline as compared to 2007.

Liquidity and Capital Resources

General

The following table and discussion presents data the Company believes is helpful in evaluating it liquidity and capital resources:

	As of
	September 30, 2007	December 31, 2006
	(In thousands)
Cash and cash equivalents	$2,417	$1,631
Long term debt including current portion and lines of credit	$57,224	$57,962
Available credit under revolving lines of credit	$1,160	$5,440

The principal ongoing uses of cash that affect the Company’s liquidity position include the following: the acquisition of and payments under syndicated programming contracts, capital and operational expenditures and interest payments on the Company’s debt. It should be noted that no principal is due on the existing senior credit facility until June 2010.

The Company currently has a working capital deficit of approximately $51.8 million and has experienced losses from operations since inception. During the nine months ended September 30, 2007, the Company had a net loss of approximately $43.6 million and experienced cash outflows from operations during the same period of approximately $22.7 million. In the past, the Company has relied on equity and debt financing and the sale of assets to provide the necessary liquidity for the business to operate and will need to have access to substantial funds over the next twelve months in order to fund its operations. As of September 30, 2007, the Company has approximately $2.4 million of unrestricted cash on hand, and as more fully discussed in Notes 10 and 11, the Company has access to a working capital line of credit provided to it from certain banking institutions (the “Credit Facility”) with a net availability of approximately $13.0 million as of September 30, 2007. However, due to certain restrictions based on the value of the loan collateral the Company does not currently have access to $7.9 million of the $13.0 million. Additionally, a reserve against the aggregate revolving commitment under the Credit Facility of $4.0 million was established as a component of the waiver letter signed on August 20, 2007 by the senior lenders thereunder and the Company. The Credit Facility, as well as certain other notes outstanding, contains financial covenants, including among others, that the Company meet minimum revenue and EBITDA levels. At September 30, 2007, the Company was in default of these covenants. The Company requested and obtained a waiver of these defaults from the lenders on November 7, 2007. However, the waiver is strictly limited to the defaults existing as of September 30, 2007 and does not extend to any future defaults, should they occur. In connection with the waiver, the lenders released a $4.0 million reserve established pursuant to the waiver obtained by the Company for the previous fiscal quarter.

The Company is negotiating certain amendments and modifications to the Credit Facility. In consideration of the payment of certain fees, the lenders under the Credit Facility will commit to delivering an amended credit facility (the “Amended Credit Facility”) embodying these amendments and modifications so long as (i) the terms of the Amended Credit Facility are substantially consistent with the terms of the currently proposed term sheet (“Proposed Term Sheet”) as may be revised upon agreement of the Company and the lenders, and (ii) upon execution of the Amended Credit Facility, the Company accepts a currently existing offer to purchase one of its television stations subject to a definitive agreement having reasonably acceptable terms. The Proposed Term Sheet calls for a maximum facility amount of $53.0 million, comprised of an $8.0 million revolving credit facility and a $45.0 million term loan. The Amended Credit Facility would bear interest at LIBOR + 7.75% and would mature in 3 years. By entering into the Amended Credit Facility, the Company would be subject to new covenants and restrictions that are more in line with the current business plan of the Company. Additionally, the Amended Credit Facility would provide additional liquidity by eliminating the availability restrictions of the current Credit Facility. As proposed, the Amended Credit Facility would provide financing to retire the current Credit Facility of approximately $47.7 million, and provide liquidity of approximately $5.3 million.

There can be no certainty that the Amended Credit Facility will be entered into as proposed under the Proposed Term Sheet or at all. Even if entered into, the additional funds provided by the Amended Credit Facility as proposed would not be sufficient to meet all of the anticipated liquidity needs to continue operations of the Company for the next twelve months. Accordingly, the Company will have to raise additional capital or increase its debt within the next twelve months to continue operations. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to liquidate available assets, restructure the company or in the extreme event, cease operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company has set aside $5.6 million in cash which is restricted for acquisition of broadcast assets. The Company entered into an asset purchase agreement on August 21, 2007 for the acquisition of two television stations in metropolitan New York City. The acquisition of these two stations would be financed with the available cash restricted for the acquisition of assets and a $2.0 million note. (See Note 7 – Asset Purchase Agreement). With lender approval, the Company could use these funds for other purposes.

Sources and Uses of Cash

	For the Nine Months Ended September 30,
	2007	2006
	(In thousands)
Net cash( used) by operating activities	$(22,706)	$(573)
Net cash (used) provided by investing activities	(12,572)	974
Net cash provided (used) by financing activities	36,064	(1,876)

Net increase (decrease) in cash and cash equivalents	$786	$(1,474)

Operating Activities

Net cash used in operating activities for the nine month periods ending September 30, 2007 and 2006 was $22.7 million and $0.6 million, respectively. The increase in net cash used by operating activities of $22.1 million was due primarily to an increase in the net loss of $16.9 million net of increases in Management Agreement Settlement expense of $4.8 million, and Share Based Compensation expense of $1.7 million, both non-cash operating expenses; and a decrease of deposits held pending sale of assets in the amount of $10.6 million received in 2006.

Investing Activities

Net cash used by investing activities was $12.6 million in the nine month period ended September 30, 2007, an increase in the use of cash of $13.6 million compared to the nine month period ended September 30, 2006, when $1.0 million was provided by investing activities. The increase in use was largely due to the acquisition of three low power television stations located in Oklahoma and Arkansas, including KLRA, the Univision affiliate in Little Rock, Arkansas for $1.3, an increase in the investment of property and equipment, primarily in Little Rock for the expansion of our master control facilities in the amount of $5.3 million, the setup of a restricted cash fund for acquisition of broadcast assets of $5.6 million and a decrease in the proceeds from the sale of broadcast assets from $3.0 million in 2006 as compared to $0 in 2007.

Financing Activities

Net cash provided by financing activities was $36.0 million in the nine month period ended September 30, 2007, compared to uses of $1.9 million in the nine month period ended September 30, 2006, an increase of $37.9 million. During the nine month period ended September 30, 2007, the Company completed its merger with EBC. As part of the Merger Transaction, the Company contributed pre-merger assets and liabilities to the surviving accounting entity, including operating cash of $22.8 million and $10.9 million of funds held in trust for the retirement of the stock held by the Company shareholders who elected not to participate in the merger. The funds held in trust were paid out by the trustee subsequent to the merger and before September 30, 2007, to these shareholders for their shares of the Company. Also, as part of the merger transaction, the Company re-purchased its outstanding preferred stock for $25 million in cash and the issuance of a note payable of $15 million. In June 2007, the Company completed a sale of Common Stock shares through a private placement which resulted in net proceeds of $9.0 million. The Company’s net decrease in debt was $0.4 million for the nine months ended September 30, 2007 as compared to a net decrease of $1.9 million during the nine months ended September 30, 2006.

Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return and such state and local tax returns as are required. Based on the net operating loss carry forwards the Company does not expect to pay any significant amount of income taxes in the next several years.

Debt Instruments and Related Covenants

The Company’s Credit Facility is collateralized by substantially all of the assets, including real estate, of the Company and its subsidiaries. The Credit Facility contains certain restrictive provisions which include, but are not limited to, requiring the Company to achieve certain revenue and earnings goals, limiting the amount of annual capital investments, incur additional indebtedness, make certain acquisitions and investments, sell assets or make other restricted payments, including dividends (all are as defined in the loan agreement and subsequent amendments.)

As of September 30, 2007, the applicable margins for base rate advances and LIBOR advances under the revolver component of the Credit Facility were 6% and 7%, respectively. The amount outstanding under the Credit Facility as of September 30, 2007 was $45.2 million and is allocated as follows: term loan facility of $20.0 million, term loan D of $12.3 million and a revolving loan of $12.9 million. At September 30, 2007, $13.0 million was available to borrow under the revolver component of the Credit Facility. However, due to certain restrictions based on the value of the loan collateral, the Company does not currently have access to $7.9 million of the $13.0 million. An additional $4.0 million of restricted availability was released and made available to fund operations on November 7, 2007, with the receipt of the waiver letter from the Lenders (as further described in Note 2 – Liquidity and Capital Resources).

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

Related Party Transactions

Until the Merger Transaction, Arkansas Media owned 75% of EBC’s Class B common shares outstanding. The owners of Arkansas Media held management and board of director positions within EBC. Arkansas Media had provided management services to EBC under the terms of a management agreement. An aspect of the merger of EBC with the Company was a settlement between Arkansas Media and the Company whereby the management agreement with Arkansas Media was terminated effective March 30, 2007, the date of the merger. As consideration for terminating the agreement, EBC paid Arkansas Media $3.2 million, issued 640,000 shares of the EBC’s pre-merger Class A common stock, purchased three low power television stations for $1.3 million, purchased an office building and land for $0.3 million and retired a note payable to a company affiliated with Arkansas Media for $0.5 million. The three owners of Arkansas Media also entered into either employment or consulting agreements with the Company for periods of one to three years, effective the date of the Merger Transaction.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

The Company is exposed to market risk from changes in domestic and international interest rates (i.e. prime and LIBOR). This market risk represents the risk of loss that may impact the financial position, results of operations and/or cash flows of the Company due to adverse changes in interest rates. This exposure is directly related to our normal funding activities. The Company does not use financial instruments for trading and, as of September 30, 2007, was not a party to any interest-rate derivative agreements.

Interest Rates

At September 30, 2007, the entire outstanding balance under our credit agreement, approximately 63% of the Company’s total outstanding debt (credit agreement, lines of credit, asset purchase loans, real estate mortgage, etc.) bears interest at variable rates. The fair value of the Company’s fixed rate debt is estimated based on current rates offered to the Company for debt of similar terms and maturities and is not estimated to vary materially from its carrying value.

Based on amounts outstanding at September 30, 2007, if the interest rate on the Company’s variable debt were to increase by 1.0%, its annual interest expense would be higher by approximately $0.45 million.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with the merger between EBC and the Company, EBC and each member of EBC’s board of directors was named in a lawsuit filed by an EBC shareholder in the circuit court of Pulaski County, Arkansas on June 14, 2006. As a result of the merger between EBC and the Company, pursuant to which EBC merged into the Company, the Company, which was renamed Equity Media Holdings Corporation, is a party to the lawsuit. The lawsuit contains both a class action component and derivative claims. The class action claims allege various deficiencies in EBC’s proxy used to inform its shareholders of the special meeting to consider the merger. These allegations include: (i) the failure to provide sufficient information regarding the fair value of EBC’s assets and the resulting fair value of EBC’s Class A common stock; (ii) that the interests of holders of EBC’s Class A common stock are improperly diluted as a result of the merger to the benefit of the holders of EBC’s Class B common stock; (iii) failure to sufficiently describe the further dilution that would occur post-merger upon exercise of the Company’s outstanding warrants; (iv) failure to provide pro-forma financial information; (v) failure to disclose alleged related party transactions; (vi) failure to provide access to audited consolidated financial statements during previous years; (vii) failure to provide shareholders with adequate time to review a fairness opinion obtained by EBC’s board of directors in connection with the merger; and (viii) alleged sale of EBC below appraised market value of its assets. The derivative components of the lawsuit allege instances of improper self-dealing, including through a management agreement between EBC and Arkansas Media.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors during the fiscal quarter ended September 30, 2007 from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On November 8, 2007, the Board of Directors of Equity Media Holdings Corporation (the “Corporation”) approved an amendment to the Corporation’s Amended and Restated Bylaws to facilitate direct share registration of the Corporation’s common stock in response to American Stock Exchange Rules requiring all traded stock be eligible for direct share registration on or before January 1, 2008. Direct Share Registration allows a shareholder to be registered directly on the books of the transfer agent without the need of a physical certificate to evidence the security ownership and allows shareholders to electronically transfer securities to broker-dealers in order to effect transactions without the risks and delays associated with transferring physical certificates. The Corporation’s Amended and Restated Bylaws, as amended by the Corporation’s Board of Directors and effective on November 8, 2007, are attached hereto as Exhibit 3.1.

ITEM 6. EXHIBITS

Exhibits

3.1	Amended and Restated By-laws of the Company

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY MEDIA HOLDINGS CORPORATION

Date: November 14, 2007	By:	/s/ Larry Morton
Chief Executive Officer and President
(principal executive officer)

Date: November 14, 2007	By:	/s/ Glenn Charlesworth
Interim Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

3.1	Amended and Restated By-laws of the Corporation

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.