Form 10-K
period 2007-12-31
Equity Media Holdings CORP
filed 2008-03-31
CIK 1327012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer ☐       Accelerated Filer ☒       Non-Accelerated Filer ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

     The number of shares outstanding of the Registrant’s common stock as of March 29, 2008 was 40,278,382 shares.

     At June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, there were 40,162,909 shares of the registrant’s common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing price of such shares as reported on the NASDAQ Capital Markets) was approximately $125.9 million. Shares of the registrant’s common stock held by the registrant’s executive officers and directors have been excluded because such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Documents Incorporated By Reference

None.

EQUITY MEDIA HOLDINGS CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K FILED WITH
THE SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED DECEMBER 31, 2007
ITEMS IN FORM 10-K

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	117
Ex-31.1 Section 302 Certification of CEO
Ex-32.1 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I

ITEM 1. BUSINESS

Overview

In this report, Equity Media Holdings Corporation and its subsidiaries are referred to as EMHC, we , or the “Company”. For all periods prior to the effective date of the merger with Coconut Palm Acquisition Corporation (“Coconut Palm” or “CPAC”) as described herein, references to the Company include the operations of Equity Broadcasting Corporation and its related businesses (“EBC”).

The Company was incorporated in Delaware on April 29, 2005 as Coconut Palm Acquisition Corp. On March 30, 2007, the Company merged with Equity Broadcasting Corporation, with Coconut Palm remaining as the legal surviving corporation; however, the financial statements and continued operations are those of EBC as the accounting acquirer. Immediately following the merger, the Company changed its name to Equity Media Holdings Corporation. EBC started its business operations in 1998 when it owned 100% of five radio stations and twenty-four low power television stations and 50% of one low power television station. Since then, it has sold the five radio stations and fifteen of the low power television stations along with numerous other properties it has bought and/or sold.

The Company, headquartered in Little Rock, Arkansas currently owns and operates television stations across the United States and the Retro Television Network (“RTN”). Since its inception and up to December 31, 2007, the Company has built and aggregated a total of 120 full and low power permits, licenses and applications that it owns or has contracts to acquire. The Company’s current FCC license asset portfolio includes 23 full power stations, 38 Class A stations and 59 low power stations, including two metropolitan New York City low power stations that the Company is currently under contract to purchase. The Company’s stations service English and Spanish-language audiences in 41 markets that represent more than 32% of the U.S. population.

While the Company originally targeted small to medium-sized markets for development, it has been able to leverage its original properties into stations in larger metropolitan markets, including Denver, Detroit, Salt Lake City, Minneapolis and Oklahoma City. The Company’s stations are affiliated with broadcast networks as follows: 19 of the stations are affiliated with Univision, 12 are affiliated with the Company’s Retro Television Network (“RTN”), five are affiliated with MyNetworkTV, four are affiliated with FOX, three are affiliated with TeleFutura, and one is affiliated with ABC.

With 19 affiliates, the Company is the second-largest affiliate group of the top-ranked Univision and TeleFutura networks 13 of which operate amongst the nation’s top-65 Hispanic television markets. The Company believes that it has a superior growth opportunity in these Hispanic properties because of the projected continued Hispanic population growth in those markets combined with 15-year affiliation agreements with either Univision or TeleFutura, respectively.

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

 Following the March, 2007 merger, the Company’s business focus shifted from primarily aggregating stations to increasing RTN affiliate penetration and maximizing revenue and profit for each station. The Company intends to achieve revenue growth and profitability through various entity and station-level initiatives in select markets. These initiatives, which the Company has recently begun to implement, include:

•	continued growth of the RTN affiliate base in key U.S. television markets;

•	focusing on growing national business;

•	addition of experienced managers in select local markets;

•	upgrading / increasing sales staffs in select local markets;

•	establishing market appropriate rate cards;

•	upgrading local news (where available) and expanding local programming in select markets;

•	upgrading syndicated programming;

•	enhancing cable and satellite distribution

Generally, it takes a few years for the Company’s newly acquired or built stations to generate operating cash flow. In addition, it requires time to gain viewer awareness of new station programming and to attract advertisers. Accordingly, the Company has incurred, and expects to continue to incur, with newly acquired or built stations, losses at a station in the first few years after it acquires or builds the station. Occasionally unforeseen expenses and delays increase the estimated initial start-up expenses. This requires the Company’s established stations to generate revenues and cash flow sufficient to meet its business plan including the significant expenses related to newly acquired or built stations.

The Company is also one of the largest holders of broadcast spectrum in the US. Each of these stations is 6 MHz and is located in the 480-680 MHz band. Our spectrum adjoins the 700 MHz band and offers similar propagation characteristics. The Company anticipates that it will supplement its revenues by monetizing its significant spectrum portfolio through joint-ventures, leasing or sub-licensing to telecoms and new media companies.

Over the past 8 years, use of wireless minutes has increased over 18 fold, number of customers has increased over 400%, and wireless data revenues have increased from under $100 million to over $4 billion according to an Aloha Partners White Paper submitted to Congress on April 19, 2005.

To date the company has focused on using digital spectrum by launching a new broadcast channel specifically designed for digital carriage through multicasting – Retro Television Network. Other potential uses for spectrum include WiMax data transmission, Video-on-demand, and mobile broadcasting for wireless carriers & consumer electronic device makers.

Currently, we estimate that the EMHC station digital footprint when fully built out would cover approximately 112, 500,000 people with 6 MHz of digital spectrum.

The Company also launched a new corporate and investor relations website (www.EMDAholdings.com) in August 2007. The website features new and expanded content about the Company’s operating businesses, senior management, news and public filings. All key information on the website is available in an up-to-date, interactive format.

Company History

EBC was originally formed through a stock and unit exchange of various entities and assets for common stock. In June 2001, EBC issued approximately $30 million of Series A Convertible Preferred Stock to various preferred shareholders, including a $25.0 million equity investment by Univision. Following its investment in EBC, Univision has historically in effect utilized the Company as a development vehicle for its network to enter into various new, strategic markets seeking to increase its footprint across the United States and to pursue its aggressive growth strategy. After the March 2007 merger with Coconut Palm, Univision continues to own approximately 5% of the Company on a fully-converted basis, with ownership consisting of common stock and preferred stock. In connection with the merger, Univision extended its affiliation agreements with the Company for a term totaling 15 years beginning March 2007 in all markets in which the Company operates with Univision and TeleFutura. The Company now has affiliation agreements for 44 of its stations, 19 of which have 15-year affiliation agreements with the top-ranked Univision primary network or the TeleFutura network.

Over the years, the Company has focused on high-growth underserved Hispanic markets as the U.S. Hispanic population is growing three times faster than that of non-Hispanic population, according to the U.S. Census Bureau estimates. The Top 10 Hispanic markets have grown at 21%, while the Company’s Hispanic markets have grown at more than double that rate, 43%, according to Nielsen 2001-2006 Universe Estimates. The Company has continued to opportunistically acquire FCC licenses, construction permits, and stations in key markets, and identified these underserved markets by assessing the Top 100 Hispanic markets in the United States and identifying opportunities, either through FCC licenses or station sales, to enter into these markets. The Company focuses on driving sales in both the Spanish-language markets as well as our English language stations in early stages of development. Through the use and applications of the FCC historic television licensing process and its industry alliances, the Company has been able to develop its FCC asset portfolio to a total of 120 full and low power permits, licenses and applications that it owns or has contracts to acquire. During this time, the Company has operated or had signed agreements to acquire one of the largest portfolios of both television stations and digital spectrum in the United States, according to BIA Financial Network, Inc. Presently, the Company has 23 full power stations and construction permits, 38 Class A stations and 59 low power stations, which serve primarily as translator stations. Translator stations are low power stations that rebroadcast the primary station’s signal to expand the coverage and fill in holes. While the Company originally targeted small to medium-sized markets for development, the Company has been able to leverage its original properties into stations in larger metropolitan markets such as Denver, Colorado; Salt Lake City, Utah; Kansas City, Missouri; Detroit, Michigan; Minneapolis, Minnesota; and Oklahoma City, Oklahoma. For Hispanic and English broadcasting, the Company’s potential targets include: (1) large markets (designated market area (DMA) ranking #1-50) — independents; (2) middle markets (DMA ranking #51-100) — networks; (3) small markets (DMA ranking #100+) — major networks, and (4) small station groups ( source: Nielsen Media Research ).

The Company believes it is uniquely positioned within the high growth areas of specialty or niche programming, with access to broadcast spectrum in several large markets. The Company developed and applied for a U.S. patent for the C.A.S.H. system, as described below. The design of the system allows for the addition of modules giving the system the ability to grow as system demand requires. In addition, the conversion to Mpeg-4 compression from the current Mpeg-2 compression will allow. The Company to put almost twice as many signals in our current satellite bandwidth at approximately the same monthly cost. The Company also believes that it is well positioned with respect to data convergence, and that its significant spectrum assets provide an opportunity as a digital content delivery vehicle within its footprint.

The Company is the second largest affiliate of Univision, the leading Spanish-language television broadcaster in the U.S. that reaches approximately 99% of all U.S. “Hispanic Households” (defined as those with a head of household who is of Hispanic descent or origin, regardless of the language spoken in the household). Univision is a key source of programming for the Company’s television broadcasting business and continues to be a key strategic partner. Univision’s primary network, which is the most watched television network (English or Spanish-language) among Hispanic Households, provides the Univision affiliates with 24 hours per day of Spanish-language programming with a prime time schedule of substantially all first run programming (i.e., no re-runs) throughout the year.

Of the stations in the Company’s portfolio, 44 have strategic affiliation agreements in place to provide programming and generate revenue. A significant number of these affiliates are in early stages of development with growth potential. The nature of the television business is such that most costs excluding selling commissions are fixed. After start up many stations reach the breakeven point, a majority of the new revenue goes to the bottom line and the incremental profit margins are high. This creates a high growth potential on each new dollar of revenue. In addition, TV stations cannot mature and reach their full profit potential until they acquire good content and develop an audience and obtain advertisers. Historically a large number of the Company stations were selling paid programming and not acquiring quality content. The Company has started acquiring diversified content for the station group.

In the past several years, the Company’s management has been focused on acquisitions, developing stations and getting FCC approvals for licenses to operate in markets across the United States. During this period, the Company, in order to avoid excess dilution or high debt exposure, often would sell assets it had developed rather than borrow money for growth. Thus, the Company financed itself largely by acquiring television construction permits and acquiring stations at attractive valuations. Normally the company would sell an asset, if it could take a portion of the monies generated (usually less than 1 / 2 ) and find one or two not yet developed assets that it could acquire to replace the asset being disposed of. After acquiring the stations, the Company would construct and/or upgrade the facilities. The Company would, on a selective market basis, acquire attractive programming, build up a local sales presence and sell the station at an increased valuation to fund operations, internal growth, acquisitions and to service debt. The Company has completed four material station sale transactions in the last three years of which three resulted in gains. As a result of the limited availability of funding, the Company has continued this selective station development and sale process and to date has not focused on implementing comprehensive programming, sales, marketing and advertising programs at each station to fully maximize the revenue or profitability potential for its properties. The Company does expect to evaluate and re-align its portfolio, selling under performing assets and using the proceeds for debt reduction, growth of RTN and to expand the potential of existing core stations.

Industry Overview and Trends

Television Broadcast Industry

Although television technology was developed in the late 1800s, the first television broadcast in the United States came approximately 50 years later when Very High Frequency (VHF) channels (channels 2-13) were introduced in the early 1940s. Ultrahigh Frequency (UHF) channels (channels 14-83) were unveiled 11 years later following a four year freeze on station licensing, which allowed engineers to work out the intricacies of adding these additional channels. It was almost a decade after the introduction of UHF channels when the first commercially-based Spanish television station began broadcasting in the United States.

The majority of over-the -air television stations in the U.S. are affiliated with major networks, such as NBC, CBS, ABC, Fox and Univision. Each of these networks contributes programming to affiliate stations in exchange for the use of advertising sales time within those programs. The networks typically retain the revenues generated from these advertising placements, which helps to offset the cost of providing the programming. Historically, affiliated broadcasters generate revenues through the remaining advertising time not taken by the major networks, through the advertising of non-network programming (either in-house or independent) and through network compensation agreements. However, the industry trends have begun to shift away from the concept of network compensation. For example, FOX is asking stations to essentially share in the cost of producing high-profile programming, including major sporting events such as NFL games. It is expected that ABC, CBS and NBC will implement such initiatives in the future. This trend increases the pressure on local stations to recoup related expenses.

In contrast to the major networks, smaller networks such as MyNetworkTV ( launched by FOX) and the CW (formed through the merger of WB and UPN) typically possess a smaller catalog of programming, and affiliated stations utilize more syndicated and, or local programming as they typically only supply two hours of programming during prime time hours. The syndicated and, or local programming normally allows the station to retain the rights to a significantly higher portion of advertising spots. This is attractive to broadcasters because it allows for more advertising spots, as well as decreases the network fees that are often associated with the larger networks, especially given the recent trend of networks having stations share in the cost of producing programs.

The Spanish Language Market Opportunity in the United States

Management believes that the Company benefits from the continued growth of the Hispanic market in the United States. Spanish-language media is expected to continue expanding due to growth in the Hispanic population and the increasing spending power of the Hispanic demographic. The discussion below references statistics primarily from the following sources: (1) U.S. Census Bureau; (2) the Advertising Age Hispanic Fact Pack; (3) Nielsen Media Research; (4) U.S. Bureau of Labor Statistics, and (5) Hispanic Business Inc., the U.S. Hispanic Media Market.

Hispanic Population Growth

According to the U.S. Census Bureau and Nielsen Media Research, the Hispanic population in the U.S. has increased from 22 million in 1990 to 35 million in 2000 and 41 million in 2004. This number in 2004 represented 14% of the total U.S. population. The growth rate of the Hispanic population is over three times the growth rate of the total U.S. population and five times the growth rate of the non-Hispanic population. According to the Advertising Age Hispanic Fact Pack, the total Hispanic community is expected to grow to 60 million by 2020 and represent 18% of the total U.S. population. Certain Hispanic markets have grown at rates ranging from 20% up to more than double that rate, at over 40%. ( Source: Nielsen 2001, 2006 Universe Estimates ).

Spanish-language Advertising

U.S. Hispanic advertising spending was approximately $3.2 billion in 2005. Hispanic ad dollars were up 12.1% in 2005, compared with a 6.6% growth in overall U.S. advertising spending. ( Source: Hispanic Business Inc., the U.S. Hispanic media market ). Over 86% of total Hispanic media spending was in the form of TV and radio advertising. Total Hispanic advertising spending is projected to grow at 10.3% compound annual growth from 2004 through 2009 versus a 6.2% growth for all U.S. media. (Source: Hispanic Fact Pack ).

According to Nielsen Media Research, while Hispanics represent 14% of the total U.S. population, Spanish-language advertising spending only accounted for 3.4% of total U.S. advertising spending in 2005. Increasing the focus on the Hispanic market will narrow this advertising spending gap. Based on the company’s experience, although approximately half of all Hispanics predominantly speak Spanish, Hispanics who predominately speak English and non-Hispanics who speak Spanish also watch Spanish language programming. In addition, there are currently several networks that target the predominantly English-speaking Hispanics, such as SiTV and MTV3, which not only reach bilingual Hispanics but also attract non-Hispanics, thus further increasing the potential advertising base. Therefore, the Spanish-language media market can still gain a significant market share, on a fair basis, of a currently $264 billion U.S. media spending market.

  Business Strategy — Historical

      The Company has historically operated through five primary revenue channels (described below): (i) paid programming and infomercials on its English language stations; (ii) spot sales on its Spanish-language stations (Univision and TeleFutura); (iii) spot sales on traditional network affiliate stations (FOX, ABC, UPN and WB); (iv) acquiring and divesting television properties (and using the proceeds, in part, for new station build-outs and/or acquisitions); and (v) the Company’s Media Services division. Products of the Media Services division, which the Company makes available to other broadcasters, include the C.A.S.H. Services (Central Automated Satellite Hub) system and ENS (Equity News Service). The C.A.S.H. Services system is a proprietary, state-of -the-art, server-based centralized programming system that uses digital satellite technology to allow the Company to feed all programming to station transmitters and cable systems from the Company’s master control facility in Little Rock, Arkansas. ENS is a news production facility that provides centralized news operations. Due to scarce resources and the limited window of opportunity to develop Univision markets, the Company had focused its efforts on acquiring high-growth, underserved Hispanic markets rather than fully developing each market before moving to the next market. A majority of the Company’s network stations have been acquired or built within the last five years and will, therefore, require a few years for these stations to generate operating cash.

      Historically, the company has liquidated properties in smaller, highly competitive marketplaces where strong growth prospects were limited or markets where the company could replace the asset sold at a lower cost basis and expand its national coverage, such as the Portland sale where the company was able to acquire stations in Waco, TX; Nashville, TN; Jacksonville, FL; Grand Rapids, MI and Lexington, KY, three of which have Univision affiliates. Under its current operating plan, the Company is evaluating planned dispositions of various core and non-core station assets.

  English-language Television

As of December 31, 2007, the Company’s English-language station group had the following network affiliations: ABC (1 station), FOX (4 stations), MyNetwork TV (5 primary affiliations and 4 secondary affiliations), and Retro Television Network (“RTN”) (12 stations). MyNetworkTV is a FOX network launched in 2006. It recently announced that it had acquired the rights to WWE Smackdown and will begin airing in September 2008.

Many start-up stations that do not have a strong local sales team allocate a substantial portion of their air time to paid programming and infomercials. This provides a stable cash flow for the time periods involved, but the revenue is normally substantially less than the amount that could be generated by spot sales during quality, syndicated programming. In addition, paid programming alienates most viewers and produces significantly reduced ratings, making spot sales harder to generate. In 2007, paid programming accounted for 14% of the Company’s total television revenue.

For the next several years, stations carrying the new networks should allow for higher growth rates than the traditional television model. As a result of these stations being in the process of developing their audience, they have an abundance of available inventory and are currently selling spots at low rates. As the station’s ratings mature, the inventory should sell out and spot rates should increase as demand exceeds supply. In contrast, most mature stations have very little available inventory and are dependent on inflationary spot rate increases for growth.

Retro Television Network

RTN is the first completely-customizable, national television network to provide a 24/7 digital feed of hit shows to each of its affiliates. RTN takes some of the most popular and entertaining programs from the 60s, 70s, 80s and 90s – ratings-proven programming that has been digitally re-mastered, and mixes them with localized sports, weather and news, depending on each individual station’s needs. As the nation quickly approaches the mandated February 2009 deadline for switching to 100 percent digital programming, RTN is the first network designed for the digital arena. In effect, RTN is creating a new digital market and profit opportunity for local broadcasters.

The goal of RTN is to deliver affordable, recognizable programming to local affiliates through a one-of-a-kind, turnkey system developed specifically by RTN for the customized operation of multiple digital channels following the switch from analog to digital television. RTN executives believe that RTN meets the criteria for success in the digital era for the following reasons:

Broadcasters’ growing desire to monetize their digital subchannels – Local broadcasters are beginning to understand the revenue potential that the extra bandwidth provides and are searching for quality programming that is affordable.

RTN’s quality programming is completely-customizable – RTN has established long-term programming agreements with some of the largest distributors and will work with its affiliates to develop the perfect lineup.

RTN’s unique, turnkey method of delivery - The real value of RTN lies in its unique design, which allows each affiliate to remain in complete control while RTN runs the local and national master control from its central hub.

Congress has set a February 18, 2009 deadline for television stations to switch entirely from analog to digital broadcasts. At this time, television as we now know it will be replaced by a more efficient system that offers movie-quality picture and CD-quality sound, along with a variety of other enhancements.

Digital Television (DTV) is a more flexible technology than the current analog broadcast technology. Rather than being limited to providing one analog programming channel, a broadcaster will be able to provide a super-sharp "high definition" (HDTV) broadcast and multiple "standard definition" DTV broadcasts simultaneously. Providing several program streams on one broadcast channel is called "multicasting." The number of programs a station can send on one assigned digital channel depends on the level of picture detail, also known as "resolution," desired in each programming stream.

The digital conversion creates new opportunities for local station’s to generate revenue because they can now air multiple broadcast streams. RTN is specifically designed to give local broadcasters a way to successfully monetize this excess digital capacity.

RTN’s custom feed gives local affiliates highly sought after flexibility in the digital age. RTN brings recognizable, ratings-proven, digitally-remastered, high-quality programming through our long-term programming arrangements with broadcast giants such as CBS, Sony and NBC Universal. The custom feed delivered by RTN allows each affiliate the opportunity to tailor the programming to meet the needs of its market and fill a programming gap that historically has been unfilled.

In addition to completely-customizable programming, RTN also offers market-specific news and weather breaks hosted by network-provided talent. Other RTN services include:

Ability of affiliate to deliver all spots to the RTN master control via FTP, for use in the C.A.S.H. system

Use of RTN’s digital master control

Switching of the feed for live sporting events

Production of station promotions, IDs and other station identification graphics

RTN knows that these services are important because they allow the affiliates to maintain the ‘local’ aspect without having to sacrifice the primary channel’s manpower.

RTN is distributed by Equity Media’s C.A.S.H. (Central Automated Satellite Hub) system, a state-of-the-art digital satellite uplink system that feeds programming to affiliates from its Little Rock, Ark., headquarters. This system allows for substantial cost savings through consolidation of operations. Additional benefits of the C.A.S.H. system include:

Centralcasting

Merging/Consolidating Master Control

Automated

Increased Cable Penetration

Digital Quality Picture

Lower Capital Expenditures and Operating Costs

Unlimited Capacity and Capability

Delivery of Other Services

The C.A.S.H. system allows affiliates to receive the RTN feed without having to establish a separate personnel base to run the daily operations. The C.A.S.H. system basically replaces the need for Master Control operations, engineers or a traffic department. Since the local affiliate retains the local advertising revenue, a sales staff dedicated to selling the local advertising inventory is the only personnel required.

Spanish-Language Television

Overview

Upon completion of the March, 2007 merger, nineteen of the Company’s stations were granted 15-year affiliation agreements with the top-ranked Univision’s primary network or its TeleFutura network. Of these 19 Hispanic stations, 13 are in the nation’s top 65 U.S. Hispanic markets, none of which fall within the nation’s top 10 Hispanic markets. The largest Hispanic market in which the Company has an affiliation agreement is Ft. Myers/Naples, Florida, currently ranked number 36 in the nation’s top Hispanic markets. The Company’s television stations include the second largest affiliate group of the Univision networks. Univision is the leading Spanish-language network in the United States, reaching 99% of all U.S. Hispanic households. Univision’s primary network is the most watched television network (English- or Spanish-language) among U.S. Hispanic households. Univision’s primary network and its TeleFutura Network represent approximately 34% of the total prime time viewing among Hispanics, regardless of language. The Company has 24-hour access to Univision programming, which includes all first-run programming every day during prime time. No other major network offers first-run programming during prime time year round.

Univision Network Programming

Univision directs its programming primarily toward a young, family-oriented audience. Every Monday through Friday, programming begins with several talk/variety shows, followed by drama miniseries and several novelas. The late afternoon begins with an entertainment show and continues with a newsmagazine, as well as local news produced by the Company’s own stations and the network newscast. Prime time is filled with first run novelas, variety shows, talk shows, comedies, reality shows and specials. Another session of late news follows with a late night comedy show to conclude the daily programming. Weekend daytime programming begins with children’s programming and is generally followed by sports, reality shows, teen lifestyle shows and movies.

      Approximately eight to ten hours of programming per weekday, including a large portion of weekday prime time, are currently programmed with novelas supplied primarily by Grupo Televisa, and to a lesser extent, Venevision. Though largely equated to the daytime soap operas of the major English networks, novelas have significant differences. Originally made as serialized books, novelas typically run four to eight months and target much wider audiences than the typical English soap operas.

TeleFutura Network Programming

      TeleFutura is Univision’s other 24-hour general-interest Spanish-language broadcast network. TeleFutura programming includes sports (including boxing, soccer and a nightly wrap-up at 11 p.m.), movies (including a mix of English-language movies translated into Spanish) and novelas not run on Univision’s primary network, as well as reruns of popular novelas broadcast on Univision’s primary network.

      TeleFutura’s programming schedule is strategically counter-programmed to the Univision programming, such as when TeleFutura will be airing a movie or soccer game.

Network Affiliation Agreements

Several of the Company’s stations have affiliation agreements granting them exclusive rights to broadcast Univision and TeleFutura programming in certain geographic areas. These agreements allow the stations to sell up to six minutes per hour of advertising on the Univision network and four and a half minutes on TeleFutura’s network, subject to occasional allocation adjustments by Univision.

As part of the March, 2007 merger, the affiliation agreements with Univision were extended for a term totaling 15 years through 2022, with provisions for several two-year renewals at Univision’s option and the Company’s consent.

Local Programming

The Company offers local news in several markets. The Company believes that its local news products brand its stations in their local television markets. The Company shapes its local news to relate to and inform its target audiences. Substantial investments have been made in people and equipment in order to provide local communities with quality newscasts. The Company strives to be the most important community voice in each of its local markets. In several of these markets, the Company believes that its local news is the most significant source of Spanish-language daily news for the Hispanic community. Many of the Company’s stations produce local weekly community affairs shows that cover important issues and topics for Hispanics. In addition, the Company also produces local news and weather updates throughout the broadcast day.

Television Station Portfolio

The table below lists information concerning each of the Company’s television stations/construction permits and its respective market, as of March 12, 2008.

DMA	DMA	CITY of	CALL
#	NAME	LICENSE	SIGN	CH. #	AFFILIATION
131	Amarillo	Borger, TX	KEYU-DT	31	UNI
		Amarillo, TX	KEYU-LP	41	UNI
		Amarillo, TX	K59HG	59	UNI
131	Amarillo	Amarillo, TX	KEAT-LP	22	Retro Jams
131	Amarillo	Amarillo, TX	KAMT-LP	50	TLF
		Amarillo, TX	K38IP	38	TLF
9	Atlanta	Atlanta, GA	WYGA-CA	55	Retro Jams
49	Buffalo	Springville, NY	WNGS	67/7	RTN
90	Burlington / Plattsburgh	Burlington, VT	WGMU-CA	39	MNT
		Rutland, VT	W61CE	61	MNT
		Burlington, VT	WBVT-CA	30	MNT
		St. Albans, VT	W52CD	52	MNT
		Monkton, VT	W19BR	19	MNT
		Ellenburg, NY	W49BI	49	MNT
		Claremont, NY	W17CI	17	MNT
192	Butte / Bozeman	Butte, MT	KBTZ	24	FOX & MNT
		Bozeman, MT	KBTZ-LP	32	FOX
		Bozeman, MT	K15HI	15	FOX
89	Cedar Rapids / Waterloo	Waterloo, IA	KWWF	22	RTN
195	Cheyenne / Scottsbluff	Cheyenne, WY	KKTU-LP	40	ABC
195	Cheyenne / Scottsbluff	Scottsbluff, NE	KTUW	16/17	RTN
18	Denver / Cheyenne	Cheyenne, WY	KDEV	33/11	RTN
		Aurora, CO	KDEV-CA	39	RTN
		Rawlins, WY	K21CV	21	RTN
		Laramie, WY	K61DX	61	RTN
11	Detroit	Detroit, MI	WUDT-CA	23	UNI
172	Dothan	Dothan, AL	WDTH-LP	59	Paid
		Dothan, AL	W23DJ	23	Paid
120	Eugene	Roseburg, OR	KTVC	36/18	RTN
		Eugene, OR	KAMK-LP	53	RTN
64	Ft. Myers / Naples	Ft. Myers, FL	WTLE-LP	18	TLF
		Naples, FL	WUVF-CA	2	UNI
		Ft. Myers, FL	WLZE-LP	51	UNI

64	Ft. Myers / Naples	Ft. Myers, FL	WEVU-CA	4	UNI
64	Fort Myers/Naples	Naples, FL	WBSP-CA	7	Retro Jams
102	Ft. Smith - Fayetteville	Ft. Smith, AR	KPBI-CA	46	MNT
		Bentonville, AR	KHMF-CA	14	MNT
		Siloam Springs, AR	KKAF-CA	33	MNT
		Paris, AR	KRAH-CA	60	MNT
		Poteau, OK	KSJF-CA	50	MNT
		Fayetteville, AR	KEGW-LP	64	MNT
		Winslow, AR	KWNL-CA	31	MNT
		Fort Smith, AR	K66FM	66	MNT
		Fort Smith, OK	K48FL	48	MNT
		Fort Smith, AR	K33HE	33	MNT
102	Ft. Smith - Fayetteville	Fort Smith, AR	K32GH	32	Retro Jams
		Hindsville, AR	KRBF-CA	59	Retro Jams
102	Ft. Smith - Fayetteville	Ft. Smith, AR	KFDF-CA	44	UNI
		Fayetteville, AR	KFFS-CA	36	UNI
		Ft. Smith, AR	KUFS-LP	54	UNI
102	Ft. Smith - Fayetteville	Eureka Springs, AR	KPBI-TV	34	RTN
		Ft. Smith, AR	KWFT-LP	34	RTN
		Ft. Smith, AR	K58FB	58	RTN
102	Ft. Smith - Fayetteville	Springdale, AR	KJBW-CA	4	UNI
		Fort Smith, AR	KXUN-LP	43	UNI
162	Gainesville	Williston, FL	W56EJ	56	Retro Jams
162	Gainesville	Williston, FL	W63DB	63	Paid
39	Grand Rapids	Grand Rapids, MI	WUHQ-LP	29	Paid
190	Great Falls	Great Falls, MT	KLMN	26	FOX & MNT
87	Jackson	Jackson, MS	WJXF-LP	49	Paid
87	Jackson	Jackson, MS	WJMF-LP	53	UNI
50	Jacksonville	Maxville, FL	WUJF-LP	33	UNI
31	Kansas City	Kansas City, MO	KUKC-LP	48	UNI
43	Las Vegas	Goldfield, NV	KEGS	7/50	RTN
		Reno, NV	KELM-LP	43	RTN
43	Las Vegas	Las Vegas, NV	KEGS-CA	30	RTN
43	Las Vegas	Ely, NV	KBNY	6	Tolled
		Las Vegas, NV	KNBX-CA	31	SuTV
63	Lexington	Lexington, KY	WBLU-LP	62	MNT & RTN
57	Little Rock	Camden	KKYK	49	RTN
		Little Rock, AR	KKYK-CA	20	RTN
		Hot Springs, AR	KTVV-CA	63	RTN
		Little Rock, AR	KHTE-LP	44	RTN
57	Little Rock	Little Rock, AR	KHUG-CA	14	Retro Jams
57	Little Rock	Little Rock, AR	KLRA-CA	58	UNI
57	Little Rock	Little Rock, AR	KWBF	42/44	MNT
		Sheridan, AR	KWBF-LP	47	MNT
		Pine Bluff, AR	KWBK-LP	45	MNT
		Batesville, AR	K38IY	38	MNT
2	Los Angeles	Ventura, CA	KIMG-LP	23/17	Paid
178	Marquette	Marquette, MI	WMQF	19	FOX & MNT
15	Minneapolis / St. Paul	Minneapolis, MN	WUMN-CA	13	UNI
15	Minneapolis / St. Paul	Minneapolis, MN	WTMS-CA	7	Daystar/TLF
168	Missoula	Missoula, MT	KMMF	17	FOX & MNT
		Kalispell, MT	KMMF-LP	34	FOX & MNT
		Kalispell, MT	KEXI-LP	35	FOX & MNT
135	Monroe / El Dorado	El Dorado, AR	K32HT	32	Paid
		El Dorado, AR	K47JG	47	Paid
		Delhi, LA	K33IF	33	Paid
30	Nashville	Nashville, TN	WNTU-LP	26	UNI

1	New York	New York	WMBQ-CA	46	APA
		Brooklyn	WBQM-LP	3	APA
45	Oklahoma City	Woodward, OK	KUOK	35	UNI
		Oklahoma City, OK	KCHM-CA	36/59	UNI
		Sulphur, OK	KOKT-LP	20	UNI
45	Oklahoma City	Norman, OK	KUOK-CA	11	Retro Jams
45	Oklahoma City	Oklahoma City, OK	KWDW-LP	48	UNI
156	Panama City	Marianna, FL	WBIF	51	RTN
110	Reno	Reno, NV	KRRI-LP	25	Retro Jams
35	Salt Lake City	Logan, UT	KUTF	12	TLF
		Salt Lake City, UT	K45GX	45	TLF
35	Salt Lake City	Vernal, UT	KBCJ	6/27	CP
		Price, UT	KCBU-DT	3/11	RTN
		Salt Lake City, UT	KUBX-LP	58/27	RTN
		Vernal, UT	K060F	6	RTN
14	Seattle	Seattle, WA	KUSE-LP	58/30	Retro Jams
77	Spokane	Pullman, WA	KQUP	24	RTN
		Couer d'Alene, ID	KQUP-LP	47	RTN
76	Springfield	Harrison, AR	KWBM	31	MNT
		Springfield, MO	KBBL-CA	56	MNT
		Aurora, MO	KNJE-LP	58/40	MNT
79	Syracuse	Ithaca, NY	WNYI	52/20	UNI
62	Tulsa	Tulsa, OK	KUTU-CA	25	UNI
95	Waco / Temple / Bryan	Bryan, TX	KUTW-LP	34	UNI
		Waco, TX	KWKO-LP	38	UNI
38	West Palm Beach	Port St. Lucie, FL	WSLF-LP	35	Retro Jams
38	West Palm Beach	Ft. Pierce, FL	WFPI-LP	8	SHOP
146	Wichita Falls / Lawton	Wichita Falls, TX	KTWW-LP	68/14	Retro Jams
146	Wichita Falls / Lawton	Wichita Falls, TX	KUWF-LP	36	TLF
146	Wichita Falls / Lawton	Lawton, OK	K64GJ	64/23	UNI

120	TOTAL

Designated Market Areas are designated by Nielson Media Research.

UNI	Univision

TLF	Telefutura

SHOP	Shopping channel, such as Home Shopping Network or The Jewelry Channel

RTN	Retro Television Network

MNT	MyNetworkTV

CP	Construction Permit

APA	Asset Purchase Agreement

DayStar	DayStar Television Network

The following table sets forth RTN affiliates that are either on air or have signed contracts to go on air. The list below is effective as of March 5, 2008.

DMA Ranking	Station	DMA
6	KRON-DT	San Francisco
8	WSB-DT	Atlanta
9	WJLA-DT	Washington D.C.
11	WXYZ-DT	Detroit
12	KAZT-DT	Phoenix
14	KIRO-DT	Seattle-Tacoma
18	KDEV-LP	Denver
19	WRDQ-DT	Orlando
21	WPXS-TV	St. Louis
22	WPXI-DT3	Pittsburgh
25	WMYT-DT	Charlotte
28	WRAZ-DT2	Raleigh-Durham
35	KUSG	Salt Lake City
40	WVTM-DT	Birmingham
41	WHTM-DT	Harrisburg-Lncstr-Leb
43	KEGS	Las Vegas
50	WNGS	Buffalo
52	WJAR-DT	Providence-New Bedford
56	WTEN-DT	Albany
57	KKYK	Little Rock
61	WKRG-DT	Mobile-Pensacola
64	WBLU	Lexington
67	WSET-DT	Roanoke-Lynchburg
69	KGPT-LP	Wichita-Hutchinson
70	WBAY-DT2	Green Bay
72	WNWO-DT	Toledo
77	KQUP	Spokane
82	KSHV-DT	Shreveport
84	WRSP/WBUI-DT	Champaign-Sprngfld-Decatur
85	WKOW	Madison
87	KWWL	Cedar Rapids-Waterloo
88	KRGV-DT	Harlingen-Wslco-Brnsvl-McA
89	WSJV	South Bend-Elkhart
90	WJTV-DT	Jackson
91	WKPT-DT3	Tri-Cities
92	WGMU	Burlington
93	KXRM-DT	Colorado Springs
94	KZUP	Baton Rouge
97	WSAV-DT	Savannah
98	KFOX-DT	El Paso
101	WEHT-DT	Evansville
102	KFDF	FtSmith-Fayetteville
103	WBTW-DT	Myrtle Beach-Florence
110	KRXI-DT	Reno
111	KYTX	Tyler-Longview
114	KWSD	Sioux Falls
115	WJBF-DT	Augusta
116	WPBN-DT	Traverse City
118	WSFA	Montgomery-Selma

120	KTVC	Eugene
122	KEYT-DT	Santa Barbara
123	KDCG	Lafayette
127	WXOW/WQOW	La Crosse-Eau Claire
128	WRBL-DT	Columbus, GA
132	WREX	Rockford
134	WAOW/WYOW	Wausau-Rhinelander
143	KTIV	Sioux City
147	WRDE	Salisbury
153	KXLT	Rochester-Mason City-Austin
154	WBIF	Panama City
155	WVVA	Bluefield-Beckley-Oak Hill
175	KOTA-DT	Rapid City
180	KWCE	Alexandria
196	KTUW	Cheyenne

Television Advertising

      The Company targets local, regional and national advertisers to increase sales. The Company competes in each of these opportunities for advertising revenues primarily with other television stations, both affiliated and independent. Other competitors include newspapers, radio stations, magazines and regional digital content providers.

Content and Allocation

      The Company takes an opportunistic approach to choosing content and affiliations on a market-by-market basis, based upon demographics and pre-existing affiliations in each market. In general, the Company evaluates several network affiliation opportunities in any given market or pursues independent opportunities including local content.

      In determining how to allot content, the Company will explore available programming alternatives with networks, brokers and various content providers. The Company utilizes industry barter arrangements to obtain syndicated content in exchange for an advertising spot split for the given program. The Company will then allocate programming into four separate dayparts: morning, afternoon, primetime and late night. Each daypart is evaluated with respect to market demand, demographic breakdown and programming cost. Content allotment can then be modified as necessary based on market conditions and viewership. The Company’s operating approach also provides for maintaining a low cost base at its stations by leveraging station automation with the C.A.S.H. services system.

Local

      Local advertising sales are achieved primarily through the use of local sales departments, as well as partnerships and joint sales agreements with existing television and radio station operations in certain markets. The Company receives local advertising revenue through the sale of 30 second and 60 second commercials, 30 minute and 60 minute paid programming and time brokerage agreements for longer time periods. The contract terms for ad sales contracts are generally weekly, monthly, or an annual agreement. the Company has extensive experience in the lengthy process of ensuring that the must-carry rights the FCC has awarded to full-power stations are actually secured from the cable systems., Local advertising accounted for approximately 34% of the Company’s total broadcast revenue in 2007 and 39% in 2006. Target markets include those local markets where the Company elects to partner with another broadcast company as its local sales partner for its station through a Joint Sales Agreement (JSA). Where the Company believes that this structure will generate more revenues to the company and save the expense and time required in hiring staff and opening a local sales office, the Company will work with a JSA partner under this arrangement.

National

      The Company’s national advertising revenue represents commercial broadcasting time sold for Univision and TeleFutura to a national advertiser by Univision, acting as the Company’s national representative firm. Univision is typically paid a 15% commission on the net revenue from the sales booked. The Univision representative works closely with each station’s national sales manager to target the largest national Spanish-language advertisers. This relationship has secured some of the largest national advertisers, including Ford Motor Company, General Motors, Dodge, Toyota, Verizon, AT&T, U.S. Cellular, Subway, Taco Bell, Pizza Hut, Wendy’s and McDonald’s. National advertising accounted for approximately 28% and 27% of the Company’s total broadcast revenue in 2007 and 2006, respectively. The Company currently utilizes Millennium Media Sales as its national sales rep firm to sell 30 and 60 second spot sales for its Northwest Arkansas and Cheyenne, Wyoming stations and plans on engaging a national sales rep firm for several of its other non-Univision stations as well. The company uses Blair as it sales rep firm in Marquette, Michigan.

 On February 11, 2008 Retro Programming Services, Inc. signed an exclusive sales representation agreement with Petry Media Corp. Inc to sell national advertising inventory to buyers throughout North America. This is a multi-year agreement with an initial commission rate equal to 15% of Net Billings. The Company also has strong relationships with paid programming brokers and buyers that generate substantial revenue for 30-minute and 60 minute paid programs.

Local and National Broadcast Revenue Categories

      The Company’s broadcast revenues are generated by sales of air time on its stations. We use several types of sales contracts including spot sales, paid programming, and time brokerage agreements.

      Spot Sales. Spot Sales are advertising purchases for 30-second or 60-second commercials. Under this arrangement, an advertising schedule and rate are agreed to between the advertiser and the station to run its commercials during certain shows or dayparts for a defined period of time. An example would be a car dealer advertising 3 times per day between 7-8 AM, 5-6 PM, and 10-11 PM, Monday — Friday for 13 weeks at a negotiated rate per spot. The Company bills customers on a monthly basis for the commercials that aired at the time outlined in the sales contract and the payment is due upon receipt. When a station has unsold 30 or 60 second time slots available, it can run PI (Per Inquiry) which pays the station a commission for sales made airing their commercials.

      Paid Programming. Paid programming arrangements involve selling a 30-minute or 60-minute time slot for an infomercial (such as exercise equipment, diet supplements, etc.) or to a local church, sports or hunting show, or other type of program produced by a third party. The sales contract outlines when the program will run, how long it will run and how much the advertiser will pay each time it runs. An example is where a local church purchases an hour on Sunday mornings to air its weekly church service. The station might sell the air time for $1,000 for the hour. The contract could provide that the church will deliver the tape for the station to air by Friday at noon to air on Sunday. The church will pay weekly for the previous week when the tape is delivered for the following week. The station provides an invoice warranting that the Church programming ran properly per the contract.

      Time Brokerage. Time Brokerage agreements are used when the station sells a block of time longer than one hour to a shopping network or other programming provider. Usually this is done with overnight programming from 12:00 AM - 6:00 AM, seven days per week. The station sells the time per an hourly rate and bills the client monthly showing that the programming aired properly.

      In each of the broadcast revenue categories described above, the Company pays commissions whether the sales are made by local station sales representatives or national reps that the Company contracts with. Commissions vary with national commission rates generally being between 5 to 15 percent and local commission rates generally between 10 to 20 percent. Commissions are usually paid on collection of the sale.

Network

       Advertisers seeking to capture a national audience typically purchase time from television networks directly, or select separate networks on an ad hoc basis. National advertisers that target a regional or local audience deal directly with local stations through national advertising placement firms. Local businesses typically purchase advertising time directly from the station’s local sales staff or local sales agents.

Television Marketing/Audience Research

    The Company primarily derives its revenues from selling advertising time. The relative advertising rates charged by competing stations within a market depend on several factors including:

•	each station’s ratings (households or people viewing its programming as a percentage of total households or people in the viewing area);

•	each station’s audience share (households or people viewing its specific programs as a percentage of households or people watching television at that specific time);

•	the time of day the advertising will run;

•	the first-run, re-run or syndication status of the show to air the advertisement;

•	the demographic trends of a program’s viewers (primarily age and gender); and

•	Competitive conditions in each station’s market, including the availability of other advertising media.

Rating Service

      The Nielsen Station Index (“NSI”) measures local station viewing of all households and individuals in a specific market. This is the primary rating service for English-language stations and generally under-represents Spanish-language television.

      The Nielsen Hispanic Station Index (“NHSI”) measures U.S. Hispanic household and individual viewing information at the local market level. NHSI also weighs the varying levels of language usage by Hispanics in each market in order to reflect more accurately the Hispanic household population in the specific market. This methodology only measures the audience viewing of U.S. Hispanic households, defined as households where the head of the household is of Hispanic descent or origin.

Television Competition

      Large markets already have an established and defined broadcast presence. While the Company believes that many of its target markets are emerging and underserved, the Company faces competition for viewers and revenues from established network affiliates and independent stations in each market. The Company believes that its ability to attract audience share and advertising revenues will determine its overall success.

Media Services

      The Company generates incremental revenue by providing media services for Equity News Services and outsourcing C.A.S.H. services

Central Automated Satellite Hub (“C.A.S.H.”)

      The Company’s C.A.S.H. services system is a state of the art/proprietary technology (patent pending) facility based in Little Rock, Arkansas that provides management services to broadcast television stations. Currently, the C.A.S.H. system manages approximately 71 television stations, the majority of which are owned by the Company.      The C.A.S.H. system has enabled the following key components of the Company’s Media Services infrastructure to date:

Standardized Approach to Station Development. The Company has developed a standardized approach to station development and plans to utilize that model to achieve its RTN growth strategy.

Development of the C.A.S.H. services system has contributed to the Company’s efforts to consolidate programming, traffic, accounting and billing. As new stations are acquired or RTN affiliates added, they are converted into the C.A.S.H. services system, which allows these stations to be centrally managed from the Company’s Little Rock, Arkansas facility. The C.A.S.H. Services system greatly reduces capital requirements and ongoing staffing expenses at the station site. In the Company’s experience, this standardized approach to building out stations typically allows projects to be completed within budget and on time. This approach requires detailed planning in order to review station configuration, maximize cable subscriber penetration and ensure a “hands-free” operating environment to maximize broadcast cash flow.

      Low Cost Operations. The Company acquired a majority of its stations either through the FCC application process or by purchasing a construction permit. In either event, the Company utilized its in house engineering to design and construct these television stations resulting in substantial cost savings relating to the station’s development phase. Because the Company uses its U.S. patent pending Central Automated Satellite Hub (“C.A.S.H.”) system to run the master control operations, the Company often saves between $1.0 million and $2.0 million in capital expenditures related to building each local master control facility. The C.A.S.H. system creates a virtual duopoly minimizing the ongoing operational costs. The C.A.S.H. system also creates a point to multi-point delivery system providing full distribution to all cable head ends in the station’s designated market area. This centralized satellite delivery allows the station to operate a smaller primary transmitter system resulting in lower capital costs as well as lower monthly operating and maintenance costs. The centralization of master control, traffic, news, weather, and accounting further reduce a station’s monthly operating costs. With a large number of start-up stations and by continuing to develop its own stations and utilizing its U.S. patent pending centralcasting model, the Company has created an operating model that can reduce the start-up losses and allow stations to break even at a lower revenue threshold.

Equity News Services (“ENS”)

      ENS is a centralized news service that allows the Company to provide localized news content to stations throughout its national footprint from a centralized location. Using the Centralcast news concept, the Company can afford to provide newscasts at many startup stations that did not previously broadcast news content. ENS news management personnel in Little Rock, Arkansas communicate with local reporters at each station to determine news coverage each day. At ENS’s central facility, news scripts are entered into a computerized newsroom operations system, which consolidates data for all newscasts. This allows producers to share video and stories among ENS stations, greatly expanding the “pool” of stories on any given day. Finished stories are fed back to Little Rock via the internet and/or the Company’s VSAT satellite system. All anchor talent is based in Little Rock and shared among multiple stations. For example, on the Company’s Univision stations, the same anchor person, meteorologist and sports anchor appear on all stations, while the news content is localized for each market. The finished product is a well-integrated, attractively priced newscast that is offered to smaller stations, which would otherwise not be able to justify the expense of required facilities and local staff. This news product localizes the station, allowing it to differentiate itself from its competitors and to increase its market penetration and ratings. Centralization of news services reduces per station cost and gives the Company a significant advantage over its competitors.

  Univision
      The Company continues to benefit from its long-term strategic partnership with Univision, and it plans to continue to develop its inventory of highest quality brand programming and content. The Company anticipates pursuing additional strategic partnerships with additional content partners for both Spanish and English language content, and continuing to develop its ability to provide programming for the markets in which it operates.

Spectrum Holdings

The Company has accumulated one of the largest portfolios of broadcast spectrum in the U.S. in anticipation of the potential switch to digital television broadcasts. Congress has set a February 18, 2009 deadline for television stations to switch entirely from analog to digital broadcasts. The Company’s spectrum provides an opportunity to offer digital broadcast services, favorably positioning the Company with respect to data convergence since only a portion of the Company’s spectrum will be needed to broadcast its current television stations. The Company may seek to monetize the Company’s significant unused spectrum through joint-ventures, leasing or sub-licensing to telecommunications service providers or new media companies seeking digital delivery of services.

      The Company believes that the value of this spectrum is significant for a number of reasons. First, in August 2006, the FCC conducted the Advanced Wireless Services (AWS) auction in which other spectrum which can be used in similar ways was sold to telecommunications, satellite and cable service providers. In the auction, various companies in the wireless industry paid approximately $14 billion for 90MHz of AWS Spectrum.

      In another comparable spectrum development, specifically in the 700 MHz frequency, on February 1, 2005, Aloha Partners LP announced that it purchased Cavalier Group LLC and DataCom Wireless LLC, respectively the second and third largest owners of 700 MHz spectrum in the US. In October, 2007 AT&T announced that it acquired Aloha Partners and its digital spectrum for approximately $2.5 billion in cash.      The Company’s digital spectrum is predominantly in the 480-680 MHz Bands, which is the adjoining spectrum to the 700 MHz Band and offers similar applications and features. The Company spectrum is at a lower frequency which travels 3-4 times further than the AWS spectrum discussed above, has better building penetration and has the ability to use internet protocol, according to www.dailywireless.org.

      The FCC determined that all broadcasters could operate their DTV systems in Channels 2-51. That leaves the Upper 700 MHz Band (60 megahertz of spectrum corresponding to channels 60-69), and the Lower 700 MHz Band (48 megahertz of spectrum corresponding to channels 52-59), available for broadband wireless users. The Company’s digital spectrum exists predominantly in the 480-680 MHz Bands, which is the adjoining spectrum to the 700 MHz Band and offers similar applications and features.

      Reliable service requires licensed bands, and 700 MHZ and the adjoining spectrum are considered the highest quality. The lower frequency travels 3-4 times further than 1.9 GHz cellular, penetrates buildings, resists multipath with orthogonal frequency-division multiplexing, and can use internet protocol. Other infrastructure costs are only one-tenth as expensive since fewer “cells” are required.

Regulation

      Communications Act of 1934

      Television broadcasting is a regulated industry and is subject to the jurisdiction of the FCC under the Communications Act of 1934 (the “Communications Act”). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC. Licenses may be granted for up to eight years under current law, and they must be renewed as they expire to allow for continued operations. The Communications Act also prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. Additionally, a party must obtain a construction permit from the FCC in order to build a new television station and subsequently obtain a license to commence operations. The Communications Act empowers the FCC, among other things to issue, revoke and modify broadcast licenses; decide whether to approve a change of ownership or control of station licenses; regulate the equipment used by stations; and adopt and implement regulations to carry out the provisions of the Communications Act.

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

        Additionally, for a renewal of a broadcast license, the FCC will consider whether a station has served the public interest, convenience, and necessity, whether there have been any serious violations by the licensee of the Communications Act or FCC rules and policies, and whether there have been no other violations of the Communications Act and FCC rules and policies which, taken together, would constitute a pattern of abuse. Any other party with standing may petition the FCC to deny a broadcaster’s application for renewal. However, only if the FCC issues an order denying renewal will the FCC accept and consider applications from other parties for a construction permit for a new station to operate on that channel. The FCC may not consider any new applicant for the channel in making determinations concerning the grant or denial of the licensee’s renewal application. Although renewal of licenses is granted in the majority of cases even when petitions to deny have been filed, we cannot be sure our station licenses will be renewed for a full term or without modification.

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

        Failure to observe FCC or other governmental rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short, or less than maximum license renewal terms or for particularly egregious violations, the denial of a license renewal application, the revocation of a license or denial of FCC consent to acquire additional broadcast properties — any of which could negatively impact both our existing business and future acquisitions. Additionally, our inability to conclusively anticipate the timing and approval of license grants, renewals, transfers and assignments may result in uncertainty and negatively impact our business because of delays and additional expenses.

The Communications Act prohibits the issuance of broadcast licenses to, or the holding of a broadcast license by, foreign citizens or any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country. The Communications Act also authorizes the FCC to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by aliens. The FCC has interpreted these restrictions to apply to other forms of business organizations, including partnerships and limited liability companies. As a result of these provisions, the FCC licenses granted to our subsidiaries could be revoked if more than 25% of our stock were directly or indirectly owned or voted by aliens. These restrictions limit our ability to attract foreign investment in us and may impact our ability to successfully sell our business if we were to ever determine that such actions are in the best interests of our company and stockholders.

Multiple Ownership Rules

        In June 2003, the FCC amended its multiple ownership rules, including, among other things, its local television ownership limitations, its prohibition on common ownership of newspapers and broadcast stations in the same market, as well as its local radio ownership limitations. Under the amended rules, a single entity would be permitted to own up to two television stations in a market with at least five television stations if one of the stations is not among the top-4 ranked stations and could own three television stations in a market with at least 18 television stations as long as two of the stations are not among the top-4 ranked stations. The amended rules also establish new cross media limits to govern the combined ownership of television stations, radio stations and daily newspapers. Specifically, in markets with 4-8 television stations, a single entity can own (1) a combination of one daily newspaper, one television station, and half the ownership limit of radio stations, (2) a combination of one daily newspaper and the full complement of allowed radio stations, or (3) a combination of two television stations (if otherwise permissible) and the full complement of radio stations but no daily newspaper. The effectiveness of these new rules was stayed pending appeal. In June 2004, a federal court of appeals issued a decision which upheld portions of the FCC decision adopting the rules, but concluded that the order failed to adequately support numerous aspects of those rules, including the specific numeric ownership limits adopted by the FCC. The court remanded the matter to the FCC for revision or further justification of the rules, retaining jurisdiction over the matter. The court has partially maintained its stay of the effectiveness of those rules, particularly as they relate to television. The rules are now largely in effect as they relate to radio. The United States Supreme Court has declined to review the matter at this time, and the FCC must review the matter and issue a revised order. We cannot predict whether, how or when the new rules will be modified, ultimately implemented as modified, or repealed in their entirety.

The FCC’s current rules generally prohibit the issuance of a license to any party, or parties under common control, for a television station if that station’s Grade B contour overlaps with the Grade B contour of another television station in the same designated market area (“DMA”) in which that party or those parties already have an attributable television interest. FCC rules provide an exception to that general prohibition and allow ownership of two television stations with overlapping Grade B contours under any one of the following circumstances:

• there will be eight independent full-power television stations in the DMA after the acquisition or merger and one of the two television stations owned by the same party is not among the top four-ranked stations in the DMA based on audience share;
• the station to be acquired is a "failing" station under FCC rules and policies;
• the station to be acquired is a "failed" station under FCC rules and policies; or
• the acquisition will result in the construction of a previously un-built station.

        The new multiple ownership rules could limit our ability to acquire additional television stations in existing markets that we serve. Legislation went into effect in January 2004 that permits a single entity to own television stations serving up to 39% of U.S. television households. Large broadcast groups may take advantage of this law to expand further their ownership interests on a national basis.

Regulation of the Content of Programming

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

Cable Television Consumer Protection and Competition Act of 1992

        Pursuant to the “must carry” provisions of the Cable Television Consumer Protection and Competition Act of 1992, television broadcast stations may elect to require that a cable operator carry its signal if the cable operator is located in the same market as the broadcast station. However, in such cases the broadcast station cannot demand compensation from the cable operator. Such mandatory carriage is commonly referred to as “must-carry.” The future of “must carry” rights is uncertain, especially as they relate to the carriage of digital television. Under the current FCC rules, must-carry rights extend to digital television signals only in limited circumstances. While proposed legislation to broaden such rights has been proposed, we cannot predict whether such legislation will be adopted or the details of any legislation that may be adopted. Our full-power television stations often rely on “must-carry” rights to obtain cable carriage on specific cable systems. New laws or regulations that eliminate or limit the scope of these cable carriage rights could significantly reduce our ability to obtain cable carriage, which would reduce our ability to distribute our programming and consequently our ability to generate revenues from advertising.

        In addition, a number of entities have commenced operation, or announced plans to commence operation of internet protocol video systems, using digital subscriber line (“DSL”), fiber optic to the home (“FTTH”) and other distribution technologies. The issue of whether those services are subject to the existing cable television regulations, including must-carry obligations, has not been resolved. There are proposals in Congress and at the FCC to resolve this issue. We cannot predict whether must-carry rights will cover such Internet Protocol Television (“IPTV”) systems. In the event IPTV systems gain a significant share of the video distribution marketplace, and new laws and regulations fail to provide adequate must-carry rights, our ability to distribute our programming to the maximum number of potential viewers will be significantly reduced and consequently our revenue potential will be significantly reduced.

Regulation of Local Marketing Agreements

        The Company, from time to time, entered into local marketing agreements, generally in connection with pending station acquisitions which allow us to provide programming and other services to a station that we have agreed to acquire before we receive all applicable FCC and other governmental approvals. FCC rules generally permit local marketing agreements if the station licensee retains ultimate responsibility for and control of the applicable station, including finances, personnel, programming and compliance with the FCC’s rules and policies. We cannot be sure that we will be able to air all of our scheduled programming on a station with which we may have a local marketing agreement or that we would receive the revenue from the sale of advertising for such programming.

        The Company, from time to time, entered into joint sales agreements, or JSAs, which allow us to sell advertising time on another station. JSAs are arrangements whereby a television station in a given market may sell a certain amount of advertising time on another television station in that same market.

FCC Regulation of the Commencement of Digital Operations

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

        As of December 31, 2007 , the Company had already constructed full power digital television facilities for six of our stations in the Cheyenne, Wyoming; Amarillo, Texas; Salt Lake City, Utah; Eugene, Oregon; Scottsbluff, Nebraska; and Little Rock, Arkansas markets. The Company has made significant capital expenditures in order to comply with the FCC’s digital television requirements. The Company will be required to convert an additional 15 stations into full power digital television stations by February 17, 2009. The Company expects to spend approximately $1,300,000 on this process. All analog full-power television stations, except for extremely limited circumstances, must cease analog operations and commence digital-only operations, by February 17, 2009. At this point, the FCC has not set a transition date for LPTV and Class A stations to convert to digital-only operations, although once a date is set, we expect to make significant capital expenditures to accomplish such a goal.

        Another major issue surrounding the implementation of digital television is the scope of a local cable television system’s obligation to carry the signals of local broadcast television stations. On February 10, 2005, the FCC decided that a cable television system is only obligated under the Communications Act to carry a television station’s “primary video” signal and, accordingly, that a cable television system does not have to carry the television station’s digital signal as well as its analog signal (but must carry the digital signal if the station does not have an analog signal). The new digital technology will enable a television station to broadcast four or more video streams of programming to the public, but the FCC said that the cable television system only has an obligation to carry one of those signals (the “primary video” signal) and not all of them, thus rejecting the broadcasters’ request for the FCC to impose a “multicasting” obligation on cable television systems. In addition, the FCC has not yet promulgated rules regarding the obligation of direct broadcast satellite providers to carry the digital signal of a local broadcast station. The FCC decisions could limit the reach of our television stations’ digital programming and, to that extent, could have an adverse impact on the revenue we derive from station operations.

The Satellite Home Viewer Extension and Reauthorization Act

        The Satellite Home Viewer Extension and Reauthorization Act allows direct broadcast satellite television companies to continue to transmit local broadcast television signals to subscribers in local markets provided that they offer to carry all local stations in that market. However, satellite providers have limited satellite capacity to deliver local station signals in local markets. Satellite providers may choose not to carry local stations in any of our markets. In those markets in which the satellite providers do not carry local station signals, subscribers to those satellite services are unable to view local stations without making further arrangements, such as installing antennas and switches. A principal component of the new regulation requires satellite carriers to carry the analog signals of all local television stations in a market if they carry one. The Company has taken advantage of that regulation to elect carriage of our stations on satellite systems in markets in which local-into-local carriage is provided, however, this has been a time consuming process to provide the local television broadcast signal to certain of these markets. Furthermore, when direct broadcast satellite companies do carry local television stations in a market, they are permitted to charge subscribers extra for such service. Some subscribers may choose not to pay extra to receive local television stations. In the event subscribers to satellite services do not receive the stations that we own and operate or provide services to, we could lose audience share which would adversely affect our revenue.

Employees

As of December 31, 2007, the Company had a total of 312 employees, comprised of 306 full-time and 6 part-time or temporary employees. As of December 31, 2007, none of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our facilities.

ITEM 1A. RISK FACTORS –

The following risk factors and other information included in this annual report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition and future results could be harmed

Risk Factors That May Affect Future Results

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described here in as “Risk Factors” and elsewhere and in our other Securities and Exchange Commission filings. Given such risks and uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance and should not be considered statements of fact. These forward-looking statement speak only as of the date of this report and, unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise.

The Company has a history of losses and there can be no assurance that the Company will become or remain profitable or that losses will not continue to occur.

The Company has a history of losses. The Company had a loss from operations of $33.4 million for the year ended December 31, 2007 as compared to a net loss of $14.9 million for the year ended December 31, 2006. There can be no assurance that the Company will become or remain profitable or that losses will not continue to occur.

The Company must obtain additional sources of capital in the near term to fund its operations.

The Company’s existing capital resources are not sufficient to fund operations. If the Company is unable to obtain adequate additional sources of capital in the near term it will need to cease all or a portion of its operations, seek protection under U.S. bankruptcy laws and regulations, engage in a restructuring or undertake a combination of these and other actions. Additional sources of capital, if obtained, would likely come from sales by the Company of debt and/or equity and/or the sale of material assets of the Company. The Company is currently negotiating potential transactions that would supply it with capital necessary to meet its current requirements. However, these negotiations may not result in successful consummation of any transaction. If the Company is able to successfully consummate a transaction, such transaction may result in substantial dilution to the Company’s existing security holdings and/or the incurrence of substantial indebtedness on relatively expensive terms. The terms of any such transaction would also likely involve covenants that serve to substantially restrict the operations of the Company and its management and could result in a change of control of the Company.

The Company is currently in default under its existing credit facilities and has negotiated with the lenders thereunder to agree to forbear on exercising any remedies available to them while the Company seeks alternative sources of funding.

On March 20, 2008, the Company entered into an amendment to its Third Amended and Restated Credit Agreement (“Credit Agreement”) with Silver Point Finance, LLC and Wells Fargo Foothill, Inc. Under the terms of the Amendment, the lender group has agreed to forbear from exercising certain of their rights and remedies with respect to designated defaults under the Credit Agreement through the earlier of (a) April 18, 2008 and (b) the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to enter into agreements with respect to the sale of certain of its assets and the Company’s failure to secure approvals for, and meet other criteria with respect to, financing alternatives necessary to meet the Company’s immediate capital requirements. If the Company is unable to meet all criteria under the forbearance agreement, the lender group will have all remedies available to them under the Credit Agreement, including demanding immediate payment of the obligation.

We incur and may continue to incur losses on newly acquired or built stations without an immediate return on our investment.

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

The loss of the services of our senior management team or a significant number of our employees may negatively affect our business.

Our success is largely dependent on the continued services of our senior management team, which includes Henry Luken, III, Chairman, President and Chief Executive Officer, Larry Morton, Chairman, President and Chief Executive Officer of Retro Programming Services, Inc., Thomas M. Arnost, President and Chief Executive Officer of the Broadcast Station Group, Patrick Doran, Chief Financial Officer, Mario Ferrari, Chief Strategic Officer, Gregory Fess, Senior Vice President and Chief Operating Officer, Mark Dvornik, Executive Vice President of Retro Television Network, James Hearnsberger, Vice President — Finance & Administration, Lori Withrow, Secretary and Glenn Charlesworth, Vice President and Chief Accounting Officer. The loss of the services of our senior management team could harm our business if we are not able to find an appropriate replacement on a timely basis. Our success will also be dependent in part on our ability to attract and retain quality general managers and other management personnel for our stations. Further, the loss of a significant number of employees or our inability to hire a sufficient number of qualified employees could have a material adverse effect on our business.

We depend on our network affiliation relationship with Univision for maintaining our existing Spanish- business.

Many of our television stations are affiliates of Univision and Telefutura (collectively for this discussion, “Univision”). These affiliated television stations accounted for 41% and 28% of the Company’s revenues and net loss from television operations, respectively, for the fiscal year ended December 31, 2007 and 36% and 39% of the Company’s revenues and net loss from television operations, respectively, for the fiscal year ended December 31, 2006. Accordingly, our operating performance largely depends on our stations’ continued relationship with Univision and on Univision’s continued success as a broadcast network. We cannot be sure that the ratings of Univision programming will continue to improve or that Univision will continue to provide programming, marketing and other support to its affiliates on the same basis as currently provided. Finally, by aligning ourselves closely with Univision, we may forego other opportunities that could provide diversity of network affiliation and avoid dependence on any one network.

We expect the competition for and the prices of syndicated programming will continue to increase and we may not be able to acquire desired syndicated programming on acceptable terms or at all.

On our English language stations, one of our most significant operating costs is syndicated programming. We may be exposed in the future to increase syndicated programming costs that may adversely affect our operating results. In addition, syndicated programs that meet our criteria may not be available in the future or may not be available at prices that are acceptable to us. We believe that the prices of the most sought after syndicated programming will continue to increase.

Syndicated programming rights are often acquired several years in advance and may require multi-year commitments, making it difficult to accurately predict how a program will perform. In some instances, programs must be replaced before their costs have been fully amortized, resulting in write-offs that increase station operating costs.

Competition for popular programming licensed from third parties is intense, and we may be outbid by our competitors for the rights to new popular syndicated rerun programming or in connection with the renewal of popular rerun syndicated programming we currently license. In addition, renewal costs could substantially exceed the existing contract costs. If we are unable to acquire certain popular programming, our ratings could decrease which could adversely affect our revenue.

Our planned expansion of Retro Television Network may not materialize as we anticipate.

Although to date we have been very successful in signing up new RTN affiliates, we may not be able to continue signing up affiliates in key demographic markets. Failure to continue signing up key affiliate partners in top DMA markets will impact our ability to generate advertising revenue. An inability to sell sufficient advertising spots will impact our ability to generate profits. We also rely on our ability to license programming for our RTN affiliate stations at a reasonable cost to program the stations. An adverse change in our programming agreements could impact our profitability.

Increasing competition in the broadcast television industry and its programming alternatives may adversely affect us.

The broadcast television industry is highly competitive, and our success depends in large part on our ability to compete successfully with other network affiliated and independent broadcast television stations and other media for viewers and advertising revenues. The ability of broadcast television stations to generate advertising revenues depends to a significant degree upon audience ratings. Through the 1970s, network television broadcasting generally enjoyed dominance in viewership and television advertising revenues, because network-affiliated television stations competed principally with each other in local markets. Beginning in the 1980s, however, this dominance began to decline.

Programming alternatives, such as independent broadcast stations, cable television and other multi-channel competitors, pay-per-view and home videos have fragmented television viewing audiences and subjected television broadcast stations to new types of competition. Since the mid-1980s, cable television and formerly independent stations now affiliated with new networks have captured increasing market share and overall viewership from general broadcast network television. Cable-originated programming in particular has emerged as a significant competitor for broadcast television programming. We also face increasing competition from home satellite delivery, direct broadcast satellite television systems and video delivery systems utilizing telephone lines. Many of our competitors have longer operating histories and greater resources than us. As a result of this competition, our revenues could be adversely affected.

New technologies may have a material adverse effect on our results of operations.

Advances in technology may increase competition for viewers and advertising revenue which may have a material adverse effect on our results of operations. For example, advances in video compression technology could lower entry barriers for new video channels and encourage the development of increasingly specialized “niche” programming. This may increase the number of competitors targeting the same demographic group as us. Future competition in the television industry may include the provision of interactive video and data services capable of providing two-way interaction with commercial video programming, together with information and data services, that may be delivered by commercial television stations, cable television, direct broadcast satellite television and other video delivery systems.

The loss of major advertisers, a reduction in their advertising expenditures, a decrease in advertising rates or a change in economic conditions may materially harm our business.

We derive substantially all of our revenues from advertisers in diverse industries at the local, regional and national levels. The loss of any major advertiser, a reduction in their advertising expenditures, a general decrease in advertising rates, or adverse developments or changes in the local, regional or national economy could materially harm our business by reducing our revenue.

Our revenues are affected by seasonal trends causing additional cash flow concerns during the slower seasons.

The revenues and cash flows of our television stations are subject to various seasonal factors that influence the television broadcasting industry as a whole. Like other broadcasters, we experience higher revenues and cash flows during the second and fourth quarters of the year when television viewing and advertising is higher compared to the first and third quarters. The slower seasons result in lower revenue which causes additional cash flow concerns during these quarters.

Failure to observe governmental rules and regulations governing the granting, renewal, transfer and assignment of licenses and our inability to conclusively anticipate timing and approval actions could negatively impact our business.

Television broadcasting is a regulated industry and is subject to the jurisdiction of the FCC under the Communications Act. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC. Licenses may be as long as eight years under current law. The Communications Act also prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. Additionally, a party must obtain a construction permit from the FCC in order to build a new television station and subsequently obtain a license to commence operations. The Communications Act empowers the FCC, among other things to issue, revoke and modify broadcast licenses; decide whether to approve a change of ownership or control of station licenses; regulate the equipment used by stations; and adopt and implement regulations to carry out the provisions of the Communications Act.

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

Additionally, for a renewal of a broadcast license, the FCC will consider whether a station has served the public interest, convenience, and necessity, whether there have been any serious violations by the licensee of the Communications Act or FCC rules and policies, and whether there have been no other violations of the Communications Act and FCC rules and policies which, taken together, would constitute a pattern of abuse. Any other party with standing may petition the FCC to deny a broadcaster’s application for renewal. However, only if the FCC issues an order denying renewal will the FCC accept and consider applications from other parties for a construction permit for a new station to operate on that channel. The FCC may not consider any new applicant for the channel in making determinations concerning the grant or denial of the licensee’s renewal application. Although renewal of licenses is granted in the majority of cases even when petitions to deny have been filed, we cannot be sure our station licenses will be renewed for a full term or without modification.

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

Due to the factors set forth above, it is possible that the FCC could not approve some or all of the licenses held by the Company in connection with the change in control from the proposed merger with Coconut Palm. The FCC’s denial of the change in control for some or all of the licenses or a delay in the FCC’s review of the change in control requests may negatively impact the merger and possibly prevent the merger from being consummated between the parties.

In addition, assuming the merger were to occur, the combined company’s failure to observe FCC or other governmental rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of short, or less than maximum license renewal terms or for particularly egregious violations, the denial of a license renewal application, the revocation of a license or denial of FCC consent to acquire additional broadcast properties — any of which could negatively impact both our existing business and future acquisitions. Additionally, our inability to conclusively anticipate the timing and approval of license grants, renewals, transfers and assignments may result in uncertainty and negatively impact our business because of delays and additional expenses.

Changes in FCC regulations regarding media ownership limits have increased the uncertainty surrounding the competitive position of our stations in the markets we serve and may adversely affect our ability to buy new television stations or sell existing television stations.

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

The new multiple ownership rules could limit our ability to acquire additional television stations in existing markets that we serve. Legislation went into effect in January 2004 that permits a single entity to own television stations serving up to 39% of U.S. television households, an increase over the previous 35% cap. Large broadcast groups may take advantage of this law to expand further their ownership interests on a national basis.

The restrictions on foreign ownership may limit foreign investment in us or our ability to successfully sell our business.

The Communications Act limits the extent of non-U.S. ownership of companies that own U.S. broadcast stations. Under this restriction, a U.S. broadcast company such as ours may have no more than 25% non-U.S.  ownership (by vote and by equity). These restrictions limit our ability to attract foreign investment in us and may impact our ability to successfully sell our business if we were to ever determine that such actions are in the best interests of our company and stockholders.

Failure to observe rules and policies regarding the content of programming may adversely affect our business.

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

Because our television stations rely on “must carry” rights to obtain cable carriage, new laws or regulations that eliminate or limit the scope of these rights or failures could significantly reduce our ability to obtain cable carriage and therefore reduce our revenues.

Pursuant to the “must carry” provisions of the Cable Television Consumer Protection and Competition Act of 1992, television broadcast stations may elect to require that a cable operator carry its signal if the cable operator is located in the same market as the broadcast station. However, in such cases the broadcast station cannot demand compensation from the cable operator. Such mandatory carriage is commonly referred to as “must-carry.” The future of “must carry” rights is uncertain, especially as they relate to the carriage of digital television. Under the current FCC rules, must-carry rights extend to digital television signals only in limited circumstances. While proposed legislation to broaden such rights has been proposed, we cannot predict whether such legislation will be adopted or the details of any legislation that may be adopted. Our full-power television stations often rely on “must-carry” rights to obtain cable carriage on specific cable systems. New laws or regulations that eliminate or limit the scope of these cable carriage rights could significantly reduce our ability to obtain cable carriage, which would reduce our ability to distribute our programming and consequently our ability to generate revenues from advertising.

In addition, a number of entities have commenced operation, or announced plans to commence operation of internet protocol video systems, using digital subscriber line (“DSL”), fiber optic to the home (“FTTH”) and other distribution technologies. The issue of whether those services are subject to the existing cable television regulations, including must-carry obligations, has not been resolved. There are proposals in Congress and at the FCC to resolve this issue. We cannot predict whether must-carry rights will cover such Internet Protocol Television (“IPTV”) systems. In the event IPTV systems gain a significant share of the video distribution marketplace, and new laws and regulations fail to provide adequate must-carry rights, our ability to distribute our programming to the maximum number of potential viewers will be significantly reduced and consequently our revenue potential will be significantly reduced.

Our use of local marketing agreements and joint sales agreements may result in uncertainty regarding scheduled programming and/or revenue from the sale of advertising.

We have, from time to time, entered into local marketing agreements, generally in connection with pending station acquisitions which allow us to provide programming and other services to a station that we have agreed to acquire before we receive all applicable FCC and other governmental approvals. FCC rules generally permit local marketing agreements if the station licensee retains ultimate responsibility for and control of the applicable station, including finances, personnel, programming and compliance with the FCC’s rules and policies. We cannot be sure that we will be able to air all of our scheduled programming on a station with which we may have a local marketing agreement or that we would receive the revenue from the sale of advertising for such programming.

We have, from time to time, entered into joint sales agreements, which allow us to sell advertising time on another station. The FCC’s New Rules make joint sales agreements for radio stations an attributable ownership interest if the selling station is located in the same market and sells more than 15% of the other station’s weekly advertising time. The FCC recently initiated a new rulemaking proceeding that could result in rules which make joint sales agreements for television an attributable ownership interest to the same extent that radio joint sales agreements are an attributable ownership interest. The FCC proceeding could result in the adoption of rules which would limit our opportunities to enter into joint sales agreements with other television stations in a market where we already own one or more television stations, and that could adversely affect our revenue from advertising.

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

We have already constructed full power digital television facilities for six of our stations in the Cheyenne, Wyoming, Amarillo, Texas, Salt Lake City, Utah, Eugene, Oregon, Montgomery, Alabama and Little Rock, Arkansas markets. We have made significant capital expenditures in order to comply with the FCC’s digital television requirements. We will be required to convert an additional fifteen stations into full power digital television stations by February 17, 2009. We expect to spend approximately $1,300,000 on this process.

Another major issue surrounding the implementation of digital television is the scope of a local cable television system’s obligation to carry the signals of local broadcast television stations. On February 10, 2005, the FCC decided that a cable television system is only obligated under the Communications Act to carry a television station’s “primary video” signal and, accordingly, that a cable television system does not have to carry the television station’s digital signal as well as its analog signal (but must carry the digital signal if the station does not have an analog signal). The new digital technology will enable a television station to broadcast four or more video streams of programming to the public, but the FCC said that the cable television system only has an obligation to carry one of those signals (the “primary video” signal) and not all of them, thus rejecting the broadcasters’ request for the FCC to impose a “multicasting” obligation on cable television systems. In addition, the FCC has not yet promulgated rules regarding the obligation of direct broadcast satellite providers to carry the digital signal of a local broadcast station. The FCC decisions could limit the reach of our television stations’ digital programming and, to that extent, could have an adverse impact on the revenue we derive from station operations.

If direct broadcast satellite companies do not carry the stations that we own and operate or provide services to, we could lose audience share and revenue.

The Satellite Home Viewer Extension and Reauthorization Act allows direct broadcast satellite television companies to continue to transmit local broadcast television signals to subscribers in local markets provided that they offer to carry all local stations in that market. However, satellite providers have limited satellite capacity to deliver local station signals in local markets. Satellite providers may choose not to carry local stations in any of our markets. In those markets in which the satellite providers do not carry local station signals, subscribers to those satellite services are unable to view local stations without making further arrangements, such as installing antennas and switches. A principal component of the new regulation requires satellite carriers to carry the analog signals of all local television stations in a market if they carry one. We have taken advantage of that regulation to elect carriage of our stations on satellite systems in markets in which local-into-local carriage is provided, however, this has been a time consuming process to provide the local television broadcast signal to certain of these markets. Furthermore, when direct broadcast satellite companies do carry local television stations in a market, they are permitted to charge subscribers extra for such service. Some subscribers may choose not to pay extra to receive local television stations. In the event subscribers to satellite services do not receive the stations that we own and operate or provide services to, we could lose audience share which would adversely affect our revenue.

Unlike the statutory regulations governing cable carriage of qualified full power television stations, the direct broadcast satellite television companies (i.e., DirecTV and Dish Network) have a choice as to whether or not to provide local television channels in a given television market However, once they decide to carry one local signal, they must carry all the qualified television stations (i.e., local-into-local service) in that market. We have filed carriage elections against the satellite companies for all of our qualified television stations in which local-into-local delivery is being provided. We have been delayed in certain instances in being carried, however, as we have to provide a good quality signal to a designated local receive facility in a given market, which is often in a building or site controlled by a third party. Therefore additional negotiations are needed to deliver our signal to this facility in a manner accepted and approved by the FCC, including but not limited to delivery via microwave, satellite or fiber.

Our substantial indebtedness may negatively impact our ability to implement our business plan.

As indicated below, the Company has a significant amount of indebtedness relative to our equity.

As of December 31, 2007
(In thousands)
Total Current Assets	$25,287,371
Total Current Liabilities	$83,988,265
Total Long-term Liabilities	$13,673,536

Our substantial indebtedness may negatively impact our ability to implement our business plan. For example, it could:

•	limit our ability to fund future working capital and capital expenditures;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	subject us to interest rate risk in connection with any potential future refinancing of our debt;

•	limit our ability to borrow additional funds;

•	increase our vulnerability to adverse general economic and industry conditions; and

•	require us to restructure or refinance our debt, sell debt or equity securities, or sell assets, possibly on unfavorable terms in order to meet payment obligations.

In addition, our existing credit facility contains various financial and operational covenants, both affirmative and negative. The financial covenants include limitations on capital expenditures, restricted payments, minimum revenues and EBITDA and minimum availability. The affirmative covenants include provisions relative to preservation of assets, compliance with laws, maintaining insurance, payment of taxes, notice of proceedings, defaults or adverse changes, timely and accurate financial reporting, inspection rights, maintenance of a GAAP accounting system, renewal of licenses and compliance with environmental laws. The negative covenants include provisions and limitations concerning indebtedness, liens, disposition of assets, fundamental changes, and conditions to acquisitions, sale and leaseback of assets, investments, change in business, accounts receivable, transactions with affiliates, amendment of certain agreements, ERISA, margin stock, negative pledges and Local Marketing Agreements.

Violation of any covenant language could adversely affect our ability to draw down or incur additional indebtedness when we otherwise believe it is advisable to do so. Additionally, any violation of covenant language, if not waived, could result in acceleration of the indebtedness.

Failure of the Company’s internal control over financial reporting could harm our business and financial results.

The Company is obligated to establish and maintain adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting in accordance with GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions and dispositions of assets, providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements in accordance with GAAP, providing reasonable assurance that receipts and expenditures of the Company are made only in accordance with management authorization, and providing reasonable assurance that unauthorized acquisition, use or disposition of the Company assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. The Company’s growth of the RTN and entry into new markets and acquisitions of new stations, if any, will place significant additional pressure on our system of internal control over financial reporting. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report financial results accurately and timely or to detect and prevent fraud, which in turn would harm our business and financial results.

An existing lawsuit against the Company and the members of the Company’s board of directors could distract the Company from their operational responsibilities.

The Company and each member of the Company board of directors have been named in a lawsuit filed by a shareholder of pre-merger EBC in the circuit court of Pulaski County, Arkansas on June 14, 2006. The lawsuit was filed as a class action, meaning that the plaintiff, Mr. Max Bobbitt, seeks to represent all shareholders in the class, provided the class is certified by the court. Mr. Bobbitt owns 115,000 shares of Class A common stock, and thus represents less than 5% of any class of the Company equity. As a result of the merger between EBC and the Company, pursuant to which EBC merged into the Company, the Company, which was renamed Equity Media Holdings Corporation, is a party to the lawsuit. The lawsuit contains both a class action component and derivative claims. The class action claims allege various deficiencies in EBC’s proxy used to inform its shareholders of the special meeting to consider the merger. The Company views the lawsuit as baseless and will continue to vigorously defend the matter. During the course of this litigation it is possible that members of the Company’s senior management and members of the board of directors may have to devote significant time and effort to the resolution of such litigation adversely impacting their ability to properly attend to the operations of the combined company. It is also possible that any judgment or settlement may adversely affect the financial position of the combined company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Little Rock, Arkansas. We own a building with approximately 27,474 square feet of space housing our corporate headquarters, studio facilities and the C.A.S.H. technology equipment. Additionally, RTN occupies approximately 7,500 square feet, in the same building.

Generally, the types of properties required to support some of our television stations consists of offices, studios and tower sites.  Transmitter and tower sites are located to provide maximum signal coverage of our stations’ markets.  We own substantially all of the equipment used in our television and network business. We believe that all of our properties, both owned and leased, are generally in good operating condition, subject to normal wear and tear and are suitable and adequate for our current business operations.  We believe that no one property represents a material amount of the total properties owned or leased.  See Item 1. Business, for a listing of our station locations.

ITEM 3. LEGAL PROCEEDINGS

Litigation

In connection with the merger between Equity Broadcasting Corporation ("EBC") and the Company, EBC and each member of EBC’s board of directors was named in a lawsuit filed by an EBC shareholder in the circuit court of Pulaski County, Arkansas on June 14, 2006. As a result of the merger between EBC and the Company, pursuant to which EBC merged into the Company, the Company, which was renamed Equity Media Holdings Corporation, is a party to the lawsuit. The lawsuit contains both a class action component and derivative claims. The class action claims allege various deficiencies in EBC’s proxy used to inform its shareholders of the special meeting to consider the merger. These allegations include: (i) the failure to provide sufficient information regarding the fair value of EBC’s assets and the resulting fair value of EBC’s Class A common stock; (ii) that the interests of holders of EBC’s Class A common stock are improperly diluted as a result of the merger to the benefit of the holders of EBC’s Class B common stock; (iii) failure to sufficiently describe the further dilution that would occur post-merger upon exercise of the Company’s outstanding warrants; (iv) failure to provide pro-forma financial information; (v) failure to disclose alleged related party transactions; (vi) failure to provide access to audited consolidated financial statements during previous years; (vii) failure to provide shareholders with adequate time to review a fairness opinion obtained by EBC’s board of directors in connection with the merger; and (viii) alleged sale of EBC below appraised market value of its assets. The derivative components of the lawsuit allege instances of improper self-dealing, including through a management agreement between EBC and Arkansas Media.

In addition to requesting unspecified compensatory damages, the plaintiff also requested injunctive relief to enjoin EBC’s annual shareholder meeting and the vote on the merger. An injunction hearing was not held before EBC’s annual meeting regarding the merger so the meeting and shareholder vote proceeded as planned and EBC’s shareholders approved the merger. On August 9, 2006, EBC’s motion to dismiss the lawsuit was denied. On February 21, 2007, the plaintiff filed a “Motion to Enforce Settlement Agreement” with the court alleging the parties reached an oral agreement to settle the lawsuit. The plaintiff subsequently filed a motion to withdraw the motion to settle and filed a “Third Amended Complaint” on April 10, 2007. This motion added two additional plaintiffs and expanded on the issues recited in the previous complaints. On July 31, 2007, the plaintiff filed a “Fourth Amended Complaint”. This pleading added three new plaintiffs and three new defendants to the proceedings. The three additional defendants bear a fiduciary relationship to three previously named defendants. On July 31, 2007, the plaintiffs filed a “Motion for Class Certification.” Although the motion has been fully briefed by the parties, the plaintiffs have not yet sought a hearing date on the class certification issue. Currently, the parties continue to engage in discovery. No court date has been set for this case.

Management believes that this lawsuit has no merit and asserts that the Company has negotiated in good faith to attempt to settle the lawsuit. Regardless of the outcome management does not expect this proceeding to have a material impact of its financial condition or results of operations in 2008 or any future period.

Although the Company is a party to certain other pending legal proceedings in the normal course of business, management believes the ultimate outcome of these matters will not be material to the financial condition and future operations of the Company. The Company maintains liability insurance against risks arising out of the normal course of its business.

EBC Dissenting Shareholders

In connection with the Merger Transaction (see Note 4 – Merger Transaction) shareholders of EBC representing 66,500 shares of EBC Class A common stock elected to convert their shares to cash in accordance with Arkansas law. The Company recorded a liability in the amount of $368,410 to convert the shares plus $9,970 of accrued interest based on a conversion rate of $5.54 per share plus interest accruing from the date of the Merger Transaction at the rate of 9.78% per annum. On July 10, 2007, the dissenting shareholders were paid $378,380 in cash for the value of their shares including all interest accrued to date. Pursuant to Arkansas Code, the dissenting shareholders exercised their right to contest the Company’s valuation and have demanded payment of an additional $17.78 per share plus accrued interest at 9.78% per annum. In accordance with Arkansas Code, the Company has petitioned the court for a determination of the fair value of the shares and believes its valuation will prevail.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are traded on the NASDAQ Capital Markets under the symbols EMDAU, EMDA, and EMDAW respectively. The following table sets forth the high and low closing bid quotations for the calendar quarter for the fiscal year ended December 31, 2007 and 2006. Prior to the March 2007 Merger with Equity Broadcasting Corporation, the Company’s units, common stock, and warrants quoted on the OTC Bulletin Board. The over-the-counter market quotations for periods ended March 30, 2007 reported below reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

For year ended	Units		Common Stock		Warrants
December 31, 2006	High	Low	High	Low	High	Low
First Quarter	$7.50	$6.18	$5.77	$5.20	$0.90	$0.45

Second Quarter	$8.00	$6.45	$5.81	$5.31	$1.22	$0.40

Third Quarter	$6.26	$6.05	$5.44	$5.34	$0.47	$0.38

Fourth Quarter	$6.42	$5.90	$5.55	$5.37	$0.47	$0.28

For year ended	Units		Common Stock		Warrants
December 31, 2007	High	Low	High	Low	High	Low
First Quarter	$6.91	$6.15	$5.71	$5.05	$0.71	$0.38

Second Quarter	$6.48	$5.25	$5.20	$4.10	$0.70	$0.50

Third Quarter	$5.50	$4.80	$4.34	$2.84	$0.66	$0.30

Fourth Quarter	$2.97	$2.50	$3.25	$1.95	$0.46	$0.10

Holders

As of March 17, 2008, there was one holder of record of Equity Media Holding Corporation’s units, 480 holders of record of Equity Media Holding Corporation’s common stock and nine holders of record of Equity Media Holding Corporation’s warrants. These numbers do not include beneficial owners holding shares through nominee names.

 Dividends

We have not paid a dividend on any class of common stock and anticipate that we will retain future earnings, if any, to fund the development and growth of our business. Consequently, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

Initial Public Offering

On September 14, 2005, the Company consummated its initial public offering of 10,000,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On September 19, 2005, we closed on an additional 1,500,000 units that were subject to the underwriters’ over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $69,000,000. Morgan Joseph & Co. Inc. and EarlyBirdCapital, Inc. acted as lead underwriters. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-125105). The Securities and Exchange Commission declared the registration statement effective on September 8, 2005.

We paid a total of $4,830,000 in underwriting discounts and commissions, and approximately $561,956 has been paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $63,608,044 of which $62,620,000 was deposited into a trust fund (or $5.45 per share sold in the offering) and the remaining proceeds were available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

Merger Transaction and Recapitalization

In connection with the Merger Transaction (see Note 4 to the audited financial statements — Merger Transaction), on March 29, 2007, the stockholders of the Company approved a proposal to amend and restate the Company’s Certificate of Incorporation. Upon approval, the Company (i) increased the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares, (ii) increased the number of authorized shares of preferred stock from 1,000,000 to 25,000,000, (iii) changed the Company’s name from “Coconut Palm Acquisition Corp.” to “Equity Media Holdings Corporation”, and (iv) authorized the issuance of approximately 2,050,519 shares of the Company Series A Convertible Non-Voting Preferred Stock, pursuant to the Certificate of Designation. Additional shares of Series A Convertible Non-Voting Preferred Stock were authorized for accrued and unpaid dividends through the date of the completion of the merger, increasing the number of authorized shares of Series A Convertible Non-Voting Preferred Stock from 1,736,746 to 2,050,519.

As a result of the Merger Transaction, the Company acquired 1,908,911 shares from stockholders who opted to convert their stock to cash and issued 26,665,830 shares to the shareholders of EBC in exchange for their shares and other consideration.

Use of trust funds

On March 30, 2007, upon consummation of the Merger with EBC, the funds held in trust were distributed as follows:

Repurchase of EBC Series A preferred stock	$25,000,000
Pay down Senior Credit Facility Revolver	17,450,000
Payment to CPAC shareholders electing not to convert their shares	10,899,882
Settlement of Arkansas Media Management Agreement	3,200,000
Purchase of three low power television stations from Arkansas Media	1,300,000
Payment to EBC dissenting shareholders	378,380
Payment of note payable and accrued interest to Actron, Inc.	533,000
Available for working capital, capital expenditures and general corporate needs.	3,858,738
$62,620,000

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

Securities Authorized for issuance under equity compensation plans as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights. (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	6,965,208	$4.53	5,309,645
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	6,965,208	$4.53	5,309,645

(1)  Includes shares of Common Stock to be issued upon exercise of stock options granted under the Company’s 2007 Stock Incentive Plan.

Comparative Stock Performance Graph

The following graph compares the total return of our Common Stock based on closing prices for the period from October 25, 2005, the date our Common Stock was first traded on NASDAQ, through December 31, 2007 with the total return of (i) the NASDAQ Composite Index, (ii) the NASDAQ Capital Markets Composite (from 9/26/06) and (iii) a peer index consisting of the following publicly traded pure play television companies: ACME Communications, Inc., Gray Television, Inc., Hearst Argyle Television, Inc., LIN TV Corp., Nexstar Broadcasting Group, Inc., Sinclair Broadcast Group, Inc. and Young Broadcasting Inc. (the “Television Index”). The graph assumes the investment of $100 in our Common Stock and in each of the indices on October 25, 2005. The performance shown is not necessarily indicative of future performance.

	10/25/05	12/31/05	12/31/06	12/31/07
Equity Media Holdings Corporation (EMDA)	$100.00	$98.29	$104.55	$61.48
NASDAQ Composite Index	$100.00	$104.01	$113.91	$125.09
Television Index (TV Index)	$100.00	$95.58	$102.38	$96.65
NASDAQ Capital Markets Index		-	91.47	85.66

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Years Ended Dec. 31,
	2007	2006	2005	2004	2003
	($ in thousands, except earnings per share)

Consolidated Statements of Operations Data
Revenue:	$28,264	$30,395	$27,471	$22,402	$19,617
Operating expenses	(62,106)	(45,279)	(43,327)	(37,021)	(29,555)

(Loss) from operations	(33,842)	(14,884)	(15,856)	(14,619)	(9,938)
Interest expense, net	(7,908)	(7,377)	(5,085)	(3,189)	(1,622)
Gain (loss) on sale of assets	414	18,775	7,676	11,282	3,075
Other income (expense)	593	259	548	464	457

Income (loss) before income tax	(40,742)	(3,228)	(12,717)	(6,062)	(8,028)
Income tax (benefit) expense	—	—	—	—	—

Preferred dividend	12,692

Net loss available to common shareholders	$(53,434)	$(3,228)	(12,717)	(6,062)	(8,028)

Net income (loss) per share available to common shareholders:
Basic	$(1.47)	$(0.13)	(0.50)	(0.24)	(0..34)
Diluted	$(1.47)	$(0.13)	(0.50)	(0.24)	(0..34)
Weighted average common shares outstanding:
Basic	36,313	25,371	25,467	24,849	23,912
Diluted	36,313	25,371	25,467	24,849	23,912
Selected Balance Sheets Data (at period end)
Total assets	$123,254	$114,412	$120,159	$118,585	$91,482
Long-term obligations	13,674	58,978	62,626	44,556	26,919
Total liabilities	97,661	73,185	75,663	57,356	38,607

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes contained in Item 8 of this report Form 10-K. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) includes the following sections:

•	Company Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Income Taxes

•	Debt Instruments and Related Covenants

•	Inflation

•	Off-Balance Sheet Arrangements

•	Contractual Obligations

•	Related Party Transactions

•	Critical Accounting Policies

•	New Accounting Pronouncements

You should note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Risk Factors” at the beginning of Item 1A on pages 25 through 35 for important information to consider when evaluating such statements. You should read this MD&A in conjunction with the Company’s financial statements and related notes included in Item 8.

Company Overview

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

As of December 31, 2007, the Company has built and aggregated a total of 120 full and low power permits, licenses and applications that it owns or has contracts to acquire. The Company’s FCC license asset portfolio includes 23 full power stations, 38 Class A stations and 59 low power stations, including two metropolitan New York City low power stations that the Company is currently under contract to purchase. The Company’s English and Spanish-language stations are in 41 markets that represent more than 32% of the U.S. population.

While the Company originally targeted small to medium-sized markets for development, it has been able to leverage its original properties into stations in larger metropolitan markets, including Denver, Detroit, Salt Lake City, Minneapolis and Oklahoma City. The Company’s stations are affiliated with broadcast networks as follows: 20 of the stations are affiliated with LAT TV, 16 are affiliated with Univision, 12 are affiliated with the Company’s Retro Television Network (“RTN”), five are affiliated with MyNetworkTV, four are affiliated with FOX, three are affiliated with TeleFutura, two are affiliated with MTV Tr3́s and one is affiliated with ABC.

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

Following the March 2007 merger, the Company’s business focus shifted from primarily aggregating stations to increasing RTN affiliate penetration and maximizing revenue and profit for each station. The Company intends to achieve revenue growth and profitability through various entity and station-level initiatives. These initiatives, which the Company has recently begun to implement, include:

•	continued growth of the RTN affiliate base in key U.S. television markets;
•	focusing on growing national business;
•	addition of experienced managers in select local markets;
•	upgrading / increasing sales staffs in select local markets;
•	establishing market appropriate rate cards;
•	upgrading local news (where available) and expanding local programming in select markets;
•	upgrading syndicated programming; and
•	enhancing cable and satellite distribution

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

The Company is one of the largest holders of broadcast spectrum in the United States. Each Equity Media Station is 6MHz and is located in the 480-680 MHz band. Our spectrum adjoins the 700 MHz band and offers similar propagation characteristics. Equity Media anticipates that it will supplement its revenues by monetizing its significant spectrum portfolio through joint-ventures, leasing or sub-licensing to telecoms and new media companies.

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

During the year ended December 31, 2007, the Company’s classic television network, RTN, announced fifteen new affiliates. Several of these new affiliations are in the nation’s top-50 television markets, including Pittsburgh and Raleigh/Durham In addition, the Company announced that the RTN affiliates in Savannah, GA and Myrtle Beach / Florence, SC had renewed their affiliation agreements for another year.

RESULTS OF OPERATIONS — YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

Revenue

The following table sets forth the principal types of broadcast revenue earned by the Company and its stations for the periods indicated and the change from one period to the next both in dollars and percent:
	For the Years ended December 31,
				%
	2007	2006	Change	Change
	(in thousands, except percentages)
Broadcast Revenues
Local	$9,615	$11,930	$(2,315)	(19.40)%
National	8,046	8,145	(99)	(1.22)
Other	1,071	1,830	(759)	(4.15)
Trade & Barter Revenue	9,532	8,490	1,042	12.27
Total Broadcast Revenue	$28,264	$30,395	$(2,131)	(7.01)%

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

For the year ended December 31, 2007 as compared to 2006, total Broadcast Revenue decreased $2.131 million, or 7%, to $28.264 million. The primary reason for this decrease is due to the sale by the Company of KPOU-TV, Portland, OR, a Univision affiliate, on November 1, 2006 which accounts for $2.008 million of the variance. Total Broadcast Revenue, excluding the decrease due to KPOU, decreased $0.1 million, or 0.4%. Total local and national revenue from the Company’s Spanish-language stations, excluding KPOU, increased $1.001 million, or 11% during the year. This increase was offset by a decrease of $1.679 million in local and national revenue from the Company’s English-language stations. The decrease in other revenue is attributed to lower JSA income of $266,000, due to the disposition of KPOU, lower uplink shared services revenue of $253,000, and lower time brokerage income of $371,000; offset by higher network compensation revenue of $174,000. Also, during the year ended December 31, 2007 trade and barter revenue increased $1.04 million, or 12.3%, as compared to the same period in 2006. This increase is due primarily to the continued growth in Company’s investment in syndicated programming as it continues its commitment to reduce the amount of shopping and long-form commercials and move to more traditional programming.

Results of Operations

The following table sets forth the Company’s operating results for the year ended December 31, 2007, as compared to the year ended December 31, 2006:

	For the Years ended December 31,
	2007	2006	Change	% Change
	(in thousands, except percentages, net income per share and weighted average shares)
Broadcast Revenue	$28,264	$30,395	$(2,131)	(7.01)%

Program, production & promotion	15,028	13,413	1,615	12.04
Selling, general & administrative	32,419	26,192	6,337	24.19
Management Settlement Agreement	8,000	--	8,000
Impairment charge on assets held for sale	-	200	(200)	(100.00)
Amortization and Depreciation expense	4,160	3,283	877	26.71
Rent	2,499	2,191	308	14.06
Operating loss	(33,842)	(14,884)	(19,068)	128.11

Interest expense, net	(7,908)	(7,377)	(531)	7.20
Gain on sale of assets	414	18,775	(18,361)	(97.79)
Other income, net	593	259	334	128.96
	(6,901)	11,656	(18,557)	(159.20)
Loss before income taxes	(40,742)	(3,228)	(37,625)	1,165.58
Income taxes	-	-
Net loss	$(40,742)	$(3,228)	$(37,625)	1,165.58%

Basic net (loss) per common share	(1.12)	$(0.13)
Weighted average basic shares used in earnings per share calculation	36,312,638	25,371,332

Program, production and promotion expenses

Program, production and promotion expense was $15.0 million in the year ended December 31, 2007, as compared to $13.4 million in 2006, an increase of $1.6 million, or 12.0%. The variance was primarily due to an increase in Syndicated Programming expense of $1.04 million and an increase of $0.5 million in Barter/Film Expense.

Selling, general and administrative

Selling, general and administrative expense was $32.5 million in the year ended December 31, 2007, as compared to $26.2 million in 2006, an increase of $6.3 million, or 24.2%. Contributing to this increase were increases in labor and benefits costs of $3.2 million, professional fees of $1.7 million, and share based compensation of $2.0 million., partially offset with a reduction in LMA and JSA expense of $1.2 million and bad debt expense of $0.4 million.

Management Settlement Agreement

The Company paid $8.0 million in the year ended December 31, 2007 in connection with a Management Settlement Agreement as a result of the March 2007 Merger transaction., as compared to $0.0 million in 2006, an increase of $8.0 million.

Depreciation and Amortization

Depreciation and amortization was $4.1 million in the year ended December 31, 2007, as compared to $3.3 million in 2006, an increase of $0.8 million or 26.7%. This increase is primarily attributed to the continuing investment in broadcast equipment.

Rent

Rent expense was $2.5 million in the year ended December 31, 2007, as compared to $2.2 million in 2006, an increase of $0.3 million, or 14.0%. An increase in tower rent expense was the primary factor.

Interest Expense, net

Interest expense was $7.9 million in the year ended December 31, 2007, as compared to $7.4 million in 2006, an increase of $0.5 million, or 7.2%. This increase is primarily attributable to higher average interest rates in 2007. The combined average interest rates on the Company’s senior credit facility were 13.3% and 12.2% for the years ended December 31, 2007 and 2006, respectively.

Gain on sale of assets

The gain on sale of assets was $0.4 million in the year ended December 31, 2007, as compared to a gain of $18.8 million in the year ended December 31, 2006, a decrease of $18.4 million. The Company sold land and a broadcast tower in 2007; the net gain on sale in 2006 included gains from the sale of several low power television stations located both in Idaho and in Central Arkansas, net of a loss arising from the sale of a station in Alabama.

Other income, net

Other income, net was approximately $0.6 for the year ended December 31, 2007 as compared to approximately $0.3 for the year ended December 31, 2006, an increase of $0.3. The Company increase is attributed to a reduction in losses from joint ventures of approximately $0.5 million, net of a reduction in rental income of approximately $0.2.

RESULTS OF OPERATIONS — YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

Revenue

The following table sets forth the principal types of broadcast revenue earned by the Company and its stations for the periods indicated and the change from one period to the next both in dollars and percent:
	For the Years ended December 31,
	2006	2005	Change	% Change
	(in thousands, except percentages)
Broadcast Revenues
Local	$11,930	$9,971	$1,959	19.6%
National	8,145	7,661	484	6.3
Other	1,830	2,459	(629)	(25.6)
Trade & Barter Revenue	8,490	7,380	1,110	15.1
Total Broadcast Revenue	$30,395	$27,471	$2,924	10.6%

As noted in the Overview, the operating revenue of the Company’s stations is derived primarily from advertising revenue. The above table segregates revenue received from local sources compared to national sources, together with gross trade and barter revenues, which is non-cash. Other broadcast revenue is a combination of production, uplink services, news services, and other non-spot broadcast revenue. The growth in gross broadcast revenues is due to a number of factors, the predominant ones being:

•	the continuing maturity of all the Company stations,

•	the overall growth in the Hispanic sector of the broadcast market, and

•	the addition of eight Univision and Telefutura stations in late 2004 and early 2005.

Of the increase in both Local and National broadcast revenues noted in the table above, over $2.2 million of the increase was from the eight Univision and Telefutura stations added in late 2004 and early 2005. In addition, both the Portland and Salt Lake City Univision stations contributed to the increase with sales increases in excess of 30% for the Portland station and in excess of 40% for the Salt Lake City station.

Contributing to the decline in other broadcast revenues was:
•	a drop in News services revenue of approximately $206,000 due to the Company’s decision to focus its news and weather services production to its own stations and no longer serve third parties,

•	a reduction in Time Brokerage revenues of approximately $485,000 which is a reflection of moving programming away from shopping based programming to syndicated programming,

•
an increase in JSA income of $315,000, $280,000 of which is income from the JSA agreement with Fisher Broadcasting regarding KPOU in Portland that became effective July 1, 2006, and terminated upon the sale of that station to Fisher on September 30, 2006, and

•
a drop in Uplink Shared Services revenue, which is revenue from the Company’s C.A.S.H Services, Inc. subsidiary, of approximately $213,000. This decline is from the loss of a client during this comparative period due to business reversals affecting that client.

The increase in Trade and Barter Revenue was due primarily to the significant increase in the amount of syndicated programming being aired by the non-Hispanic stations. The Company acquires syndicated programming either through a cash payment arrangement or a barter arrangement. The programming acquired via barter is valued and amortized as the shows air. The amortized amounts are reflected correspondingly as both barter revenue and barter expense, or trade revenue and trade expense. The Company’s commitment to move away from airing shopping and long-form commercials and into more traditional television programming is, in this instance, reflected in this increase. In addition, Trade Revenue includes the fair market value of spots that air in exchange for goods and services (aside from programming) received from various vendors in the various local markets. As the Company’s stations mature and develop larger local client bases, the opportunities for trade grows. The above increase is, in part, a reflection of this development as well.

Results of Operations

The following table sets forth the Company’s operating results for the year ended December 31, 2006, as compared to the year ended December 31, 2005:

	For the Years ended December 31,
	2006	2005	Change	% Change
	(in thousands, except percentages, net income per share and weighted average shares)
Broadcast Revenue	$30,395	$27,471	$2,924	10.6%

Program, production & promotion	13,413	11,540	1,873	16.2
Selling, general & administrative	26,192	24,509	1,683	6.9
Impairment charge on assets held for sale	200	1,689	(1,489)	(88.2)
Amortization and depreciation expense	3,283	3,652	369	(10.1)
Rent	2,191	1,937	254	13.1
Operating (loss)	(14,884)	(15,856)	972	(6.1)

Interest expense, net	(7,377)	(5,085)	(2,292)	45.1
Gain on sale of assets	18,775	7,676	11,098	144.6
Other income, net	259	548	(289)	(52.7)
	11,656	3,139	8,517	271.4
(Loss) income before income taxes	(3,228)	(12,717)	9,489	(74.6)
Income taxes	-	-	-	-
Net (loss)	$(3,228)	$(12,717)	$9,489	(74.6)%

Basic net (loss) per common share	$(0.13)	$(0.50)
Weighted average basic shares used in earnings per share calculation	25,371,332	25,467,844

The changes in operating results for the year ended December 31, 2006 as compared to the year ended December 31, 2005 were impacted by the fact that the Company acquired, built-out, or significantly changed the programming and/or affiliation in stations located in over twenty markets between June 2004 and December 2006. The development and maturity of these stations directly affected all material aspects of the Company’s operating results, more specifically noted below. These stations included Univision affiliations in Detroit, Ft. Myers, Minneapolis, Kansas City, Tulsa, Syracuse, Waco and Wichita Falls.

Program, production and promotion expenses

Program, production and promotion expense was $13.4 million in the year ended December 31, 2006, as compared to $11.5 million in the year ended December 31, 2005, an increase of $1.9 million, or 16.2%. Contributing to this increase were the following material items:

•
a $0.3 million increase in Syndicated Film expense. The more significant factors contributing to the increase are the growth in the number of the Company stations broadcasting as RTN affiliates and management’s commitment to acquiring quality programming.

•
a $0.2 million increase in Satellite Time expense, which reflects the additional costs under the contract with the satellite owner. Amendments to the existing contracts were entered into in both the first and second quarter of 2005 to increase the bandwidth, both C-band and Ku-band, available to the Company. Both the actual and anticipated growth in the number of the Company owned stations contributed to the need to amend the contracts and increase the costs.

•	a $0.3 million increase in Advertising and Sales Promotion costs, the primary component being an increase in advertising on cable and in sales promotion efforts.

•
a $1.3 million increase in Trade and Barter expense, which indicates a growth in syndicated barter programming airings and an increase in the trading for goods and services in the various local markets served by the Company stations. The local station managers negotiate trade arrangements in their local markets for goods and services they believe are beneficial to their stations, all subject to the Company corporate approval. The growth in syndicated barter programming airings is an indication of the growth in RTN programming and the movement away from long-form paid programming to syndicated programming, typically thirty minutes in length.

Selling, general and administrative

Selling, general and administrative expense was $26.2 million in the year ended December 31, 2006, as compared to $24.5 million in the year ended December 31, 2005, an increase of $1.7 million, or 6.9%. Contributing to this increase were the following material items:
•
a $0.3 million increase in Commission expense. Since Commission expense is a direct result of broadcast revenue and broadcast revenue was up $2.9 million during this time period, there was a corresponding increase in Commission expense.

•
a $1.2 million decrease in local marketing agreement, or LMA, and JSA expense. The decrease is due to a decrease in the JSA expense to station KPOU, which was the Company Univision affiliate broadcasting in the Portland, Oregon market and operated under the terms of a JSA with Belo Corporation thru June 30, 2006. Effective July 1, 2006, the JSA agreement with Belo ended and a new JSA agreement with Fisher Broadcasting went into effect. Differences in the two agreements impacted the accounting treatment for the related JSA costs. Fisher subsequently acquired KPOU on September 30, 2006, as discussed elsewhere in this filing. In addition, the apportionment of costs relative to the JSA agreement with Univision for KUTH, the Univision affiliate in Salt Lake City, changed in calendar 2006 as compared to 2005. Costs previously identified as JSA Expense in 2005 are now classified based on their content and nature. The total costs vary month to month but the costs incurred in 2006 do not vary materially in nature or amount from the costs incurred in 2005.

•
a $0.9 million increase in labor costs. The primary reason for the increase in labor costs is due, simply, to the growth of the Company. Besides the direct labor costs to staff the sales offices of the new locations, as noted elsewhere, there was also an increase in overhead labor costs, including growth in master control, production, traffic, accounting and the other supporting departments. Also, standard cost of living raises contributed to the increase.

Depreciation and Amortization

Depreciation and amortization was $3.3 million in the year ended December 31, 2006, as compared to $3.7 million in the year ended December 31, 2005. Of those expense amounts, amortization expense was $126,000 for the year ended December 31, 2006 compared to $105,000 for the year ended December 31, 2005, an increase of $21,000.

Rent

Rent expense was $2.2 million in the year ended December 31, 2006, as compared to $1.9 million in the year ended December 31, 2005, an increase of $0.3 million, or 16%. The increase was due primarily to the expansion by the Company into new markets, the costs related to new office and broadcast tower space and contractual annual increases in existing lease agreements.

Interest Expense, net

Interest expense, net of interest income, was $7.4 million in the year ended December 31, 2006, as compared to $5.1 million in the year ended December 31, 2005, an increase of $2.3 million, or 45%. This increase was due primarily to:

•	A steady and continuing rise in interest rates over the respective periods; and

•
A steady increase in notes payable during 2006, except for significant reductions in September of $6 million and in November of $9.5 million, both from proceeds from the sale of KPOU, the Portland station. The additions to debt were used primarily for station acquisitions, to increase the investment in broadcast equipment and for general operating purposes.

Gain on sale of assets

The gain on sale of assets was $18.8 million in the year ended December 31, 2006, as compared to $7.7 million in the year ended December 31, 2005, an increase of $11.1 million, or 145%. The gain on sale in the year ended December 31, 2006, included the sale of low power television stations in Boise and Pocatello, ID, for a gross sales price of $1.0 million and a net gain of $0.5 million, the sale of WBMM, a station in Montgomery, AL, for a sales price of $1.9 million and a net loss of $0.3 million, the sale of KPOU, a station in Portland, OR, for a sales price of $19.3 million and a net gain of $18.4 million, and the sale of other miscellaneous assets for no net gain. The gain on sale in the year ended December 31, 2005, included the sale of WPXS, an independent affiliate serving the St. Louis, MO market, for a net gain of $8.4 million. the Company received $5.0 million in cash from the buyer, and three Class-A low power licenses located in Atlanta, GA, Seattle, WA and Minneapolis, MN, respectively, with a combined appraised value of $14.7 million.

Losses from Joint Ventures

In December 2004, the Company sold a majority interest in the Arkansas Twisters, an AFL2 football team, to a local investor. Prior to that date the financial activity of the Twisters was consolidated into the Company’s financial statements. Subsequent to that date the Company recorded its minority share of any income or loss reported by the Twisters as income or loss from joint ventures. Also, the Company owned approximately a one third interest in Spinner Network Systems, LLC, a specialized media delivery company. During the years ended December 31, 2006 and December 31, 2005, the Company recognized losses from the Twisters of ($393,000) and ($240,000), respectively. Also, during the same periods, the Company recognized losses from Spinner of ($204,000) and ($317,000), respectively. Other losses from joint ventures during these time periods were immaterial.

Net loss

The net loss was $3.2 million for the year ended December 31, 2006, as compared to a net loss of $12.7 million for the year ended December 31, 2005, a decrease of $9.5 million, or 75%. This decrease was due to the items discussed above, primarily:

•	a decrease in Operating Loss of $1.0 million;

•	an increase in Interest expense, net of $2.3 million; and

•	an increase in Gain on sale of assets of $11.1 million, all as compared to the year ended December 31, 2005.

Liquidity and Capital Resources

Current Financial Condition

As of and for the year ended December 31, 2007 compared to the year ended December 31, 2006:

	For the years ended December 31,
	2007	2006
	(in thousands)
Net cash used by operating activities	$(30,807)	$(17,293)
Net cash provided (used) by investing activities	(11,440)	18,258
Net cash provided (used) by financing activities	41,251	(1,588)
Net increase (decrease) in cash and cash equivalents	$(996)	$(623)

	As of December 31,
	2007	2006
	(in thousands)
Cash and cash equivalents	$634	$1,630
Long term debt including current portion and lines of credit	77,411	57,962
Available credit under senior credit agreement	─0─	5,440

The Company’s existing capital resources are not sufficient to fund its operations. If the Company is unable to obtain adequate additional sources of capital in the near term it will need to cease all or a portion of its operations, seek protection under U.S. bankruptcy laws and regulations, engage in a restructuring or undertake a combination of these and other actions. Additional sources of capital, if obtained, would likely come from sales by the Company of debt and/or equity and/or the sale of material assets of the Company. The Company is currently negotiating potential transactions that would supply it with capital necessary to meet its current requirements. However, these negotiations may not result in successful consummation of any transaction. If the Company is able to successfully consummate a transaction, such transaction may result in substantial dilution to the Company’s existing security holdings and/or the incurrence of substantial indebtedness on relatively expensive terms. The terms of any such transaction would also likely involve covenants that serve to substantially restrict the operations of the Company and its management and could result in a change of control of the Company.

On March 20, 2008, the Company entered into an amendment to its Third Amended and Restated Credit Agreement (“Credit Agreement”) with Silver Point Finance, LLC and Wells Fargo Foothill, Inc. Under the terms of the Amendment, the lender group has agreed to forbear from exercising certain of their rights and remedies with respect to designated defaults under the Credit Agreement through the earlier of (a) April 18, 2008 and (b) the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to enter into agreements with respect to the sale of certain of its assets and the Company’s failure to secure approvals for, and meet other criteria with respect to, financing alternatives necessary to meet the Company’s immediate capital requirements. If the Company is unable to meet all criteria under the forbearance agreement, the lender group will have all remedies available to them under the Credit Agreement, including making the loan immediately due and payable.

The principal ongoing uses of cash that affect the Company’s liquidity position include the following: the acquisition of and payments under syndicated programming contracts, capital and operational expenditures and interest payments on the Company’s debt. It should be noted that no principal is due on the existing senior credit facility (as refinanced in February 2008 – see below) until February 2011, except for mandatory principal payments from proceeds generated from the sale of any collateral assets through that period.

The Company currently has a working capital deficit of approximately $58.7 million and has experienced losses from operations since inception. During the year ended December 31, 2007, the Company had a net loss of approximately $40.8 million and experienced cash outflows from operations during the same period of approximately $30.8 million. In the past, the Company has relied on equity and debt financing and the sale of assets to provide the necessary liquidity for the business to operate and will need to have access to substantial funds over the next twelve months in order to fund its operations. As of December 31, 2007, the Company had approximately $0.6 million of unrestricted cash on hand, and as more fully discussed in “Notes to Consolidated Financial Statements” - Note 13, the Company had access to a working capital line of credit provided to it from certain banking institutions (the “Credit Facility”). However, as of December 31, 2007, approximately $7.9 million, available per the terms of the Credit Facility, was not available due to certain restrictions based on the value of the loan collateral.

Prior to the amendment and restatement of the credit facility in February 2008, as well as with certain other notes outstanding, the Company was subject to certain financial covenants, including among others, that the Company meet minimum revenue and EBITDA levels. At December 31, 2007, the Company was in not compliance with these covenants. However, after the amendment and restatement of the credit facility, the Company’s previous events of default were waived and eliminated.

On February 13, 2008, the Company and its lenders entered into the Third Amended and Restated Credit Agreement to refinance the credit facility. The amended $53.0 million credit facility, comprised of an $8.0 million revolving credit line and term loans of $45.0 million, matures on February 13, 2011, was used to refinance the existing indebtedness senior credit facility. Outstanding principal balance under the credit facility bears interest at LIBOR or the alternate base rate, plus the applicable margin. The applicable margin is 9.5% for the LIBOR loans and 8.5% on the alternate base rate loan. The minimum LIBOR is 4.5%. The alternate base rate is (i) the greatest of (A) the Prime Rate, (B) the Federal Funds Rate in effect on such day plus fifty (50) basis points (0.50%), and (C) seven and one-half percent (7.50%) per annum. We are required to pay an unused line fee of .5% on the unused portion of the credit facility. The credit facility is secured by the majority of the assets of the company. We are subject to new financial and operating covenants and restrictions based on trailing monthly and twelve month information. We have borrowed $50,512,500 under the new facility as of March 11, 2008. Due to certain restrictions based on the value of the loan collateral, the Company does not have access to the remaining $2,487,500 at this time.

Even with the refinanced Credit Facility, the additional funds provided by the Amended Credit Facility are not sufficient to meet all of the anticipated liquidity needs to continue operations of the Company for the next twelve months. Accordingly, the Company will have to raise additional capital or increase its debt immediately to continue operations. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to liquidate available assets, restructure the Company or in the extreme event, cease operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Sources and Uses of Cash

For the year ended December 31, 2007 as compared to the year ended December 31, 2006:

Operating Activities

Operating Activities

Net cash used in operating activities for the year ended December 31, 2007 and 2006 was $30.8 million and $17.3 million, respectively. The increase in net cash used by operating activities of $13.5 million was due primarily to an increase in the net loss of $34.0 million net of increases in Management Agreement Settlement expense of $4.8 million, and Share Based Compensation expense of $2.0 million, both non-cash operating expenses.

Investing Activities

Net cash used by investing activities was $11.4 million in the year ended December 31, 2007, an increase in the use of cash of $29.7 million compared to the year ended December 31, 2006, when $18.3 million was provided by investing activities. The increase in use was largely due to the acquisition of three low power television stations located in Oklahoma and Arkansas, including KLRA, the Univision affiliate in Little Rock, Arkansas for $1.3 million an increase in the investment of property and equipment, primarily in Little Rock for the expansion of our master control facilities in the amount of $3.9 million, the setup of a restricted cash fund for acquisition of broadcast assets of $4.2 million and a decrease in the proceeds from the sale of broadcast stations from $22.2 million in 2006 as compared to $0 in 2007.

Financing Activities

Net cash provided by financing activities was $41.3 million in the year ended December 31, 2007, compared to uses of $1.6 million in the year ended December 31, 2006, an increase of $42.9 million. During the year ended December 31, 2007, the Company completed its merger with the Company. As part of the Merger Transaction, the Company contributed pre-merger assets and liabilities to the surviving accounting entity, including operating cash of $22.8 million and $10.9 million of funds held in trust for the retirement of the stock held by the Company shareholders who elected not to participate in the merger. The funds held in trust were paid out by the trustee subsequent to the merger and before September 30, 2007, to the dissenting shareholders for their shares of the Company. Also, as part of the merger transaction, the Company re-purchased its outstanding preferred stock for $25 million, including the issuance of a note payable of $15 million. In June 2007, the Company completed a sale of Common Stock shares through a private placement which resulted in net proceeds of $9.0 million. The Company’s net decrease in debt was $4.7 million for the year ended December 31, 2007 as compared to a net increase of $1.6 million during the year ended December 31, 2006.

For the year ended December 31, 2006 as compared to the year ended December 31, 2005:

  As of and for the year ended December 31, 2006 compared to the year ended December 31, 2005:

	For the years ended December 31,
	2006	2005
	(in thousands)
Net cash used by operating activities	$(17,293)	$(15,657)
Net cash provided (used) by investing activities	18,258	3,061
Net cash provided by financing activities	(1,588)	13,630
Net increase (decrease) in cash and cash equivalents	$(623)	$1,035

	As of December 31,
	2006	2005
	(in thousands)
Cash and cash equivalents	$1,630	$2,254
Long term debt including current portion and lines of credit	57,962	59,550
Available credit under senior credit agreement	5,440	1,643

Operating Activities

Net cash used in operating activities for the years ending December 31, 2006 and 2005 was $17.3 million and $15.7 million, respectively. The increase in net cash used by operating activities of $1.6 million was due primarily to the following factors:
•	Gross broadcast revenues were up $2.9 million, as discussed above.

•	Amounts totaling $1.1 million of cash was received as Deposits Held for Sale and reflecting deposits on options to purchase various the Company television stations.

•
A net increase of $10.6 million in gains from the sale of intangibles between periods. the Company sold WPXS, in St. Louis, in June 2005 and recorded a gain of $8.4 million. the Company received $4.9 million in cash and three low power television stations with fair values totaling $14.7 million as consideration. In May 2006, the Company sold stations in Boise and Pocatello Idaho and recorded gains totaling $0.5 million. The sales price was $1.0 million in cash which was received at closing. In July 2006, the Company sold its station in Montgomery, Alabama, WBMM, for $1.9 million in cash and recorded a loss on the sale of $0.3 million. In September, the Company sold its station in Portland, OR for $19.3 million in cash and recorded a gain on the sale of $18.4 million. The cash from the sale was received in increments during 2006, predominately in latter part of the year. Other sales of various assets occurred but did not generate material gains or losses, or receipts of cash.

•	Operating expenses were up $2.0 million as further discussed above in Results of Operations.

•
Trade accounts receivable, net at December 31, 2006 was approximately $3.9 million as compared to $3.2 million at December 31, 2005, or an increase of $0.7 million. No specific event or set of circumstances outside normal business operations and conditions affected these changes.

•
Trade accounts payable and accrued expenses increased $0.2 million in the year ended December 31, 2006 vs. a decrease of $0.9 million in the year ended December 31, 2005. Trade accounts payable and accrued expenses totaled $3.4 million at December 31, 2006 as compared to a balance of $3.2 million at December 31, 2005, a decrease of $0.7 million. No specific event or set of circumstances outside normal business operations and conditions affected these changes or balances.

•
The amortization of program broadcast rights was $6.2 million and $5.1 million in the years ended December 31, 2006 and 2005, respectively. However, of those amounts $4.8 million and $4.0 million, respectively, represented amortization of rights acquired via barter transactions and involved no cash activity.

Investing Activities

Net cash provided by investing activities was $18.3 million in the year ended December 31, 2006, an increase of $15.2 million from the prior year ended December 31, 2005, when $3.1 million was provided by investing activities. The following changes in investing activities were noted:

•
Capital expenditures increased $0.3 million from $2.4 million in the year ended December 31, 2005, to $2.7 million in the year ended December 31, 2006. The capital expenditures in both years are indications of the continuing growth of the Company and do not include any single material event or set of circumstances.

•
Proceeds from the sale of broadcast stations, or related capital assets, was $6.3 million in the year ended December 31, 2005 as compared to $22.9 million in the year ended December 31, 2006. As noted above the Company received, in 2005, $4.9 million in cash from the sale of WPXS and $0.4 million from the sale of certain real estate in Casper, WY. Also as noted above, the Company received, in 2006, $1.0 million from the sale of stations in Boise and Pocatello, ID, $1.9 million from the sale WBMM, the Montgomery station, and $19.1 million from the sale of its station in Portland, OR. In addition, the Company sold its station in Casper, WY, KTWO, but had previously received the majority of the sales price, or $1.0 million, which had been accounted for as a liability until closing occurred.

•
In the year ended December 31, 2005, the Company acquired a station, WGMU, located in Burlington, for approximately $0.7 million cash and a low power television license located in Amarillo, Texas for approximately $0.2 million. In the year ended December 31, 2006, the Company purchased eight low power television stations located in Grand Rapids, MI, Waco, TX, Nashville, TN, Jacksonville and southwest, FL and Lexington, KY for $3.1 million cash and promissory notes totaling $0.8 million.

Financing Activities

Net cash used by financing activities was $1.6 million in the year ended December 31, 2006, compared to net cash provided of $13.6 million in the year ended December 31, 2005. Proceeds from the Senior Credit Facility Revolver totaled $40.8 million and $19.6 million, in the years ended December 31, 2006 and 2005, respectively. Additionally, payments of $41.2 million and $5.1 million were made towards the Senior Credit Facility Revolver in the same years, respectively. The funds used to pay down the revolver originated from the $19.1 million sales proceeds received on the KPOU transaction, the $1.0 million received from the sale of the Idaho stations, the $1.9 million received from the sale of the Montgomery station and the $6.0 million from the C Piece of the facility, all discussed above, and, in 2005, the $5.0 million down payment on WPXS, also discussed above. During the year ended December 31 2006, the Company amended the Senior Credit Facility and added the C Piece for $6.0 million. See “Debt Instruments and Related Covenants” below for further details on the Senior Credit Facility. The net proceeds in both years were primarily to finance the Company’s acquisition of television stations, increase the investment in broadcast equipment, and for general operating purposes, as further discussed above.

Income Taxes

EMHC and its subsidiaries file a consolidated federal income tax return and such state and local tax returns as are required. Based on the estimated net operating loss available for carryforward at December 31, 2007, of approximately $124.1 million the Company does not expect to pay any significant amount of income taxes in the next several years.

Debt Instruments and Related Covenants

The Company’s Credit Facility is collateralized by substantially all of the assets, including real estate, of the Company and its subsidiaries. The Credit Facility contains certain restrictive provisions which include, but are not limited to, requiring the Company to achieve certain revenue and earnings goals, limiting the amount of annual capital investments, incur additional indebtedness, make certain acquisitions and investments, sell assets or make other restricted payments, including dividends (all are as defined in the loan agreement and subsequent amendments.) As of December 31, 2007, the Company was not in compliance with all covenants as required by the credit facility before its amendment and restatement on February 13, 2008. In connection with and as part of the amendment and restatement of the credit facility, the lenders waived and eliminated the covenant requirements as of December 31, 2007. The Company is subject to amended covenants as per the new credit agreement.

On March 20, 2008, the Company entered into an amendment to its Third Amended and Restated Credit Agreement (“Credit Agreement”) with Silver Point Finance, LLC and Wells Fargo Foothill, Inc. Under the terms of the Amendment, the lender group has agreed to forbear from exercising certain of their rights and remedies with respect to designated defaults under the Credit Agreement through the earlier of (a) April 18, 2008 and (b) the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to enter into agreements with respect to the sale of certain of its assets and the Company’s failure to secure approvals for, and meet other criteria with respect to, financing alternatives necessary to meet the Company’s immediate capital requirements. If the Company is unable to meet all criteria under the forbearance agreement, the lender group will have all remedies available to them under the Credit Agreement, including making the loan immediately due and payable.

As of December 31, 2007, the applicable margins for base rate advances and LIBOR advances under the revolver component of the Credit Facility were 6% and 7%, respectively. The amount outstanding under the Credit Facility as of December 31, 2007 was $50.4 million and is allocated as follows: term loan facility of $20.0 million, term loan D of $12.4 million and a revolving loan of $18.0 million. At December 31, 2007, $7.9 million was available to borrow under the revolver component of the Credit Facility. However, due to certain restrictions based on the value of the loan collateral, the Company did not currently have access to the $7.9 million.(as further described in Note 2 – Liquidity and Capital Resources).

.Inflation

Management does not believe that inflation has had a material impact on operations to date, nor is inflation expected to have a material effect on operations in the near future. However, there can be no assurances that a high rate of inflation in the future would not have an adverse impact on our operating results and increase borrowing costs.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations as of December 31, 2007

	Payments due by period
		Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	Total	(2008)	(2009 - 2010)	(2011 - 2012)	(after 2012)
Long-term debt obligations (1)	$77,410,558	17,954,944	57,782,302	1,673,312	-
Capital lease obligations (2)	186,036	44,541	74,258	67,237	-
Operating lease obligations (3)	9,654,636	1,690,657	2,531,753	1,516,350	3,915,876
Program rights (4)	3,235,382	2,094,737	974,499	154,218	11,928
	$90,486,612	21,784,879	61,362,812	3,411,117	3,927,804

(1)
“Long-term debt obligations” represent the current and all future payments of obligations under long-term borrowings referenced in FASB Statement of Financial Accounting Standards No. 47 Disclosure of Long-Term Obligations, as may be modified or supplemented. This obligation consists primarily of obligations under the Company’s senior credit facility. These amounts are recorded as liabilities as of the current balance sheet date.

(2)
“Capital lease obligations” represent payment obligations under non-cancelable lease agreements classified as capital leases and disclosed pursuant to FASB Statement of Financial Accounting Standards No. 13 Accounting for Leases, as may be modified or supplemented. These amounts are recorded as liabilities as of the current balance sheet date.

(3)
“Operating lease obligations” represent payment obligations under non-cancelable lease agreements classified as operating leases and disclosed pursuant to FASB Statement of Financial Accounting Standards No. 13 Accounting for Leases, as may be modified or supplemented. These amounts are not recorded as liabilities as of the current balance sheet date.

(4)	“Program rights” represent obligations for syndicated television programming.

The above table does not include cash requirements for the payment of any dividends that our board of directors may decide to declare in the future on our Coconut Palm Series A preferred stock. See Note 10 to the 2005 consolidated financial statements.

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

Univision also acts as the national sales agent for the Company’s Spanish-language television stations. The Company pays Univision a 15% commission on those sales. The Company also operates its Salt Lake City Univision television station, KUTH through a local marketing agreement (LMA) with Univision. The Company incurred expenses related to commissions in the amounts of $676,255, $449,848, and $154,577 for the years ended December 31, 2007, 2006 and 2005, respectively for sales made on behalf of the Company by Univision. Additionally, the Company accrued expenses related to operating fees of $323,338, $338,516 and $349,462 for the years ended December 31, 2007, 2006 and 2005, respectively under the LMA with Univision.

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

.CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The Company’s accounting policies are more fully described in Note 2 “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements,” included elsewhere in this filing. the Company has identified the following critical accounting policies:

Program Rights and Contract Costs

Program rights represent costs incurred for the right to broadcast certain features and syndicated television programs. Program rights are stated at the lower of unamortized cost or estimated realizable value. The cost of such program rights and the corresponding liability are recorded when the initial program becomes available to broadcast under the contract. Generally, program rights are amortized over the life of the contract on a per broadcast usage basis. The portion of the cost estimated to be amortized within one year and after one year, is reflected in the consolidated balance sheets as current and non-current assets, respectively. The gross payments under these contracts that are due within one year and after one year are similarly classified as current and non-current liabilities.

Certain program contracts provide that the Company may exchange advertising airtime in lieu of cash payments for the rights to broadcast certain television programs. The average estimated fair value of the advertising time available in each contract program is recorded as both a program right, an asset, and, correspondingly, as deferred barter revenue, a liability. The current and non-current portion of each are determined as noted above. As the programs are aired and advertising time used, both program rights and unearned revenue are amortized, correspondingly, based on a per usage basis of the available commercial time, to both program expense and broadcast revenue.

Valuation of Intangible Assets, Goodwill and Long-lived Assets

The Company accounts for its business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchased price over the estimated fair values of the tangible and identifiable intangible net assets is recorded as goodwill. Determining the fair values of assets acquired and liabilities assumed requires managements judgments and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates , asset lives, and market multiples, among other variables.

The Company classifies intangible assets as either finite-lived or indefinite-lived. Indefinite-lived intangibles consist of FCC broadcasting licenses and goodwill which are not subject to amortization, but are tested for impairment at least annually.

At least annually, the Company performs an impairment test for indefinite-lived intangibles and goodwill using various valuation methods to determine the asset’s fair value. Certain assumptions are used in determining the fair value, including assumptions about the Company’s businesses, market conditions, station operating performance and legal factors. Additionally, the fair values can be significantly impacted by other factors including market multiples and long-term interest rates that exist at the time the impairment analysis is performed.

The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicated that the carrying amount of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to fair value, which is determined using quoted market prices or estimates based on the best information available using valuation techniques acceptable in the industry. Management uses third-party, independent appraisals of all stations and operations which are updated on a regular basis upon which it bases its estimate of fair value.

Revenue Recognition

     The Company’s primary source of revenue is the sale of television time to advertisers. Revenue is recorded when the advertisements are broadcast. Deferred revenue consists of monies received for advertisements not yet broadcast. The revenues realized from barter arrangements are recorded as the programs are aired and at the estimated fair value of the advertising airtime given in exchange for the program rights.

The revenue recorded by the Company’s wholly owned subsidiary, RTN, is primarily from the sale of television time to advertisers. RTN contracts with other television broadcasters across the United States to deliver programming content in a digital format to be broadcast on the broadcaster’s digital platform in the local markets in which the broadcasters are located. The agreements between RTN and the broadcasters provide RTN access to a certain portion of the commercial time within the programming for the sale to advertisers by RTN. Specifically, the local affiliate sells advertising time to local advertisers while RTN is able to sell to national and, in some instances, to regional advertisers. The revenue is recognized when the advertisements are broadcast.

Additional broadcast revenue includes uplink services to other media companies under contractual arrangements in which revenues are recognized as services are provided pursuant to the respective agreement. The revenue recorded from these uplink services, as provided to other media companies through the Company’s wholly owned subsidiary, C.A.S.H. Services, Inc. (“C.A.S.H.”), typically consists of one or more of the following component aspects provided by C.A.S.H. including, but not limited to, access to the Company’s available satellite bandwidth, master control services, access to the Company’s traffic software and services provided by the Company’s traffic personnel. All of these component aspects of the agreement, however, are delivered simultaneously to provide the service of up-linking the client’s television signal. The revenue, as defined in each agreement, is recognized as the collective service is provided, which is when the uplink service occurs, which is typically non-stop, twenty-four hours a day as long as the agreement is in force. Once the service is provided, the Company has no further post-delivery obligation. Each individual agreement is negotiated regarding the components of the uplink service to be provided based upon the cost of those components and the needs of the client. Until September 2005, the Company provided broadcast based services to various third parties, consisting of the production and delivery, via satellite, of local news shows. Broadcast revenue from those services was recognized as the shows were aired, or as uplink services were provided. No such news production services were provided to third parties in 2007 and 2006, due to the fact that the Company fully utilized its news production and delivery capacity for internal purposes and, as such, no revenue was recorded in 2007 and 2006.

Income taxes

In establishing deferred income tax assets and liabilities, the Company makes judgments and interpretations based on enacted tax laws and published tax guidance applicable to its operations. the Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce deferred tax assets to realizable amounts. Changes in the Company’s valuation of the deferred tax assets or changes in the income tax provision may affect its annual effective income tax rate. As of December 31, 2007, and 2006 valuation allowances have been provided for the entire amount of our available federal and state net operating loss carryovers.

Stock-Based Compensation

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

The exchange of options and change of terms upon consummation of the Merger Transaction was treated for purposes of SFAS 123(R) as a modification of the terms and conditions of the option awards which requires that the Company measure the incremental compensation cost by comparing the fair value of the modified award with the fair value of the award immediately before the modification. Based on a calculation of both the fair value of the original EBC options immediately before the merger and the fair value of the modified options immediately after the merger, it was determined that no incremental value was added due to the modification. Accordingly, there was no additional compensation expense charged to operations as result of the modification.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FASB No. 160”).” The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB No. 141 (R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“FASB No. 141(R)”). FASB No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. FASB No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. FASB No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. FASB No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS No. 141(R) will be dependent on the future business combinations that the Company may pursue after its effective date, if any.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. We do not expect that the adoption of SFAS No. 159 will have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan” (“SFAS No. 158”), which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. It requires employers to recognize an asset or liability for a plan’s over funded or under funded status, measure a plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and recognize in comprehensive income changes in the fund status of the defined benefit postretirement plan in the year in which changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirement are effective for fiscal years ending after December 31, 2006. We have adopted the requirements of SFAS No. 158, which has had no impact on our financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157,“Fair Value Measurements” (“SFAS No. 157”), which applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumption that market participants would use when pricing an asset or liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier adoption is encouraged provided that the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this statement is the date than an entity adopts the requirements of this statement. Management does not expect this pronouncement to have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this pronouncement did not have a material impact on the consolidated financial statements of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

The Company is exposed to market risk from changes in domestic and international interest rates (i.e. prime and LIBOR). This market risk represents the risk of loss that may impact the financial position, results of operations and/or cash flows of the Company due to adverse changes in interest rates. This exposure is directly related to our normal funding activities. The Company does not use financial instruments for trading and, as of December 31, 2007 was not a party to any interest-rate derivative agreements.

Interest Rates

At December 31, 2007, approximately 75% of the Company’s total outstanding debt (credit agreement, lines of credit, asset purchase loans, real estate mortgage, etc.) bears interest at variable rates. The fair value of the Company’s fixed rate debt is estimated based on current rates offered to the Company for debt of similar terms and maturities and is not estimated to vary materially from its carrying value.

Based on amounts outstanding at December 31, 2007, if the interest rate on the Company’s variable debt were to increase by 1.0%, its annual interest expense would be higher by approximately $0.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EQUITY MEDIA HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2006

Assets

Current assets
Cash and cash equivalents	$634,314	$1,630,973
Restricted cash	4,162,567
Certificate of deposit	112,107	107,611
Trade accounts receivable, net of allowance for uncollectible accounts; $1,485,926 in 2007 and $ 1,542,114 in 2006	3, 514,635	3,893,887
Program broadcast rights	6,921,465	5,104,685
Assets held for sale	9,520,849	12,352,613
Other current assets	321,434	811,231
Prepaid expenses - related party	100,000	-
Total current assets	25,287,371	23,901,000

Property and equipment
Land and improvements	2,017,698	2,200,330
Buildings	3,956,229	2,348,475
Broadcast equipment	29,174,079	23,354,491
Transportation equipment	283,151	232,776
Furniture and fixtures	4,422,527	3,337,654
Construction in progress	163,716	203,816
	40,017,400	31,677,542
Accumulated depreciation	(16,350,882)	(12,161,846)
Net property and equipment	23,666,518	19,515,696

Intangible assets
Indefinite-lived
Broadcast licenses	66,498,347	63,064,692
Goodwill	1,940,282	1,940,282
Total indefinite-lived	68,438,629	65,004,974

Other assets
Broadcasting construction permits	885,665	926,000
Program broadcast rights	4,001,625	4,120,753
Investment in joint ventures	435,860	681,605
Deposits and other assets	98,705	262,630
Broadcasting station acquisition rights pursuant to assignment agreements	440,000	40,000
Total other assets	5,861,855	6,030,988

Total assets	$123,254,373	$114,412,658

The accompanying notes are an integral part of these consolidated financial statements

EQUITY MEDIA HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2006

Liabilities and Stockholders' Equity

Current liabilities
Trade accounts payable	$3,644,474	$1,980,509
Due to affiliates and related parties	2,509,480	1,338,557
Lines of credit	994,495	-
Accrued expenses and other liabilities	1,777,240	1,455,526
Deposits held for sales of broadcast licenses	1,024,601	219,024
Deferred revenue	271,728	212,299
Current portion of program broadcast obligations	2,094,741	1,126,580
Current portion of deferred barter revenue	4,393,637	3,903,770
Note payable to Univision	15,000,000	-
Current portion of notes payable	52,233,322	3,934,615
Current portion of capital lease obligations	44,546	35,267
Total current liabilities	83,988,265	14,206,147

Non-current liabilities
Notes payable, net of current portion	8,996,705	53,966,446
Capital lease obligations, net of current portion	141,491	25,736
Program broadcast obligations, net of current portion	1,140,641	1,020,937
Deferred barter revenue, net of current portion	2,618,143	2,889,424
Due to affiliates and related parties	6,262	51,499
Security and other deposits	213,500	1,024,601
Other liabilities	556,795	-
Total non-current liabilities	13,673,536	58,978,643

Commitments and Contingencies	-	-

Mandatorily redeemable preferred stock	10,519,162	-

Stockholders' equity
Common stock	4,028	2,537
Additional paid-in capital	136,217,425	98,915,163
Accumulated Deficit	(121,146,692)	(57,649,832)
	15,074,761	41,267,868
Treasury stock, at cost	(1,352)	-
Total stockholders' equity	15,073,409	41,267,868

Total liabilities and stockholders' equity	$123,254,373	$114,452,658

The accompanying notes are an integral part of these consolidated financial statements

EQUITY MEDIA HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005

Broadcast Revenue	$28,264,177	$30,394,732	$27,470,923

Operating Expenses
Program, production & promotion	15,028,100	13,413,200	11,539,563
Selling, general & administrative	29,791,043	23,710,623	22,433,191
Selling, general & administrative - related party	1,079,905	884,364	600,039

Management agreement settlement	8,000,000	-	-
Impairment charge on assets held for sale	-	200,000	1,688,721
Amortization	37,135	126,250	105,283
Depreciation	4,122,938	3,156,590	3,547,140
Management fees - related party	1,547,581	1,596,682	1,475,282
Rent	2,499,058	2,191,217	1,937,468
Total operating expenses	62,105,761	45,278,927	43,326,687

Loss from operations	(33,841,584)	(14,884,194)	(15,855,764)

Other income (expense)
Interest income	189,884	214,483	147,947
Interest expense	(7,310,423)	(7,591,769)	(5,232,807)

Interest expense - related party	(787,500)	-	-
Gain (loss) on sale of assets	414,378	18,774,772	7,676,468
Other income, net	866,592	1,073,495	1,109,907
Losses from affiliates and joint ventures	(273,657)	(814,897)	(563,169)
Total other income (expense)	(6,900,726)	11,656,085	3,138,346

Loss before income taxes	(40,742,310)	(3,228,109)	(12,717,418)

Income taxes	-	-	-

Net loss	(40,742,310)	(3,228,109)	(12,717,418)

Preferred dividend	(12,691,737)	-	-

Net loss available to common shareholders	$(53,434,048)	(3,228,109)	$(12,717,418)

Weighted average of common shares outstanding:
Basic and diluted	36,312,638	25,371,332	25,467,844
Net loss available to common shareholders per share:
Basic and diluted	(1.47)	(0.13)	(0.50)

The accompanying notes are an integral part of these consolidated financial statements

EQUITY MEDIA HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

	Common Stock		Paid-in Capital	Accumulated	Treasury Stock
	Shares	Amount	in Excess of Par	Deficit	Shares	Amount	Total

Balance at December 31, 2004, as restated	25,371,332	$2,537	$98,915,163	$(41,704,305)	-	$-	$57,213,395

Net loss for the year	-	-	-	(12,717,418)	-	-	(12,717,418)

Balance at December 31, 2005	25,371,332	2,537	98,915,163	(54,421,723)	-	-	44,495,977

Net loss for the year	-	-	-	(3,228,109)	-	-	(3,228,109)

Balance at December 31, 2006	25,371,332	2,537	98,915,163	(57,649,832)	-	-	41,267,868

Retirement of preferred stock			(29,937,188)	(10,062,812)			(40,000,000)
Shares issued per consulting agreement	43,860	4	(4)				-
Common stock issued as payment of preferred dividends	314,966	32	1,615,749	(1,615,781)			-
Preferred shares issued as payment of preferred dividends	-	-		(10,519,162)			(10,519,162)
Acquisition of net assets of Coconut Palm Acquisition

Corporation	12,091,089	1,209	50,638,304				50,639,513
Charge to additional paid-in capital for prepaid merger

costs			(953,223)				(953,223)
Common stock portion of settlement to terminate
Arkansas Media Management Agreement	935,672	94	4,799,906				4,800,000

Purchase of fractional shares					(260)	(1,352)	(1,352)

Share based compensation costs			2,007,280				2,007,280
Common shares issued in connection with private

placement	1,406,250	140	8,999,860				9,000,000
Retirement of Equity Broadcasting Corporation dissenting

shareholders			(368,410)				(368,410)
Common stock issued as payment of note payable	115,473	12	499,988				500,000

Accretion of preferred dividends	-	-	-	(556,794)			(556,794)

Net loss for the year	-	-	-	(40,742,310)			(40,742,310)

Balance at December 31, 2007	40,278,642	4,028	136,217,425	(121,146,692)	(260)	(1,352)	15,073,409

The accompanying notes are an integral part of these consolidated financial statements

EQUITY MEDIA HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, 2005

	2007	2006	2005
Cash flows from operating activities
Net loss	$(40,742,310)	$(3,228,109)	$(12,717,418)
Adjustment to reconcile net income to net cash provided (used) by operating activities:
Provision for bad debts	1,273,736	1,721,500	419,457
Depreciation	4,122,938	3,156,590	3,547,140
Amortization of Intangibles	37,135	126,250	105,283
Amortization of program broadcast rights	7,769,321	6,206,367	5,145,937
Amortization of discounts on interest-free debt	29,723	-	-
Equity in (gains) losses of subsidiaries and joint ventures	273,657	814,897	563,169
(Gain) loss on sale of equipment	(453,753)	44,218	533,643
(Gain) loss on sale of intangibles	39,375	(18,818,990)	(8,210,113)
Impairment of Intangibles	-	200,000	1,688,721
Management agreement settlement fees	4,800,000	-	-
Share based compensation	2,007,280	-	-
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(894,485)	(1,620,866)	(34,077)
(Increase) decrease in deposits and other assets	(476,769)	299,967	(530,119)
Increase (decrease) in accounts payable and accrued expenses	(486,132)	228,454	(533,958)
Decrease in program broadcast rights	(9,466,967)	(5,489,577)	(9,283,015)
Increase (decrease in program broadcast obligations	1,087,863	(1,095,924)	1,650,008
Increase in deferred barter revenue	218,584	169,192	2,001,635
Decrease in security Deposits	(5,523)	(7,200)	-
Increase in deferred income	59,429	-	-
Decrease in other liabilities	-	-	(3,097)

Net cash used by operating activities	(30,806,898)	(17,293,231)	(15,656,804)

Cash flows from investing activities
Purchases of property and equipment	(7,382,192)	(2,730,264)	(2,389,175)
Proceeds from sale of property and equipment	621,462	595,991	350,956
Proceeds from collection on notes receivable	-	633,973	10,434
Proceeds from sale of intangibles	-	123,332	30,000
Proceeds from sale of broadcast stations	-	22,231,291	5,965,517
Acquisition of broadcast assets	(1,625,000)	(3,781,027)	(1,046,386)
Restriction of cash for acquisitions	(4,162,567)	-	-
Proceeds from options to sell broadcast assets	-	1,128,666	-
(Purchase) maturities of certificate of deposit	(4,496)	(3,600)	46,737
Purchase of other intangible assets	-	(4,565)	(55,612)
Net repayments from (advances to) affiliates	1,112,519	63,864	148,671

Net cash provided (used) by investing activities	(11,440,274)	18,257,661	3,061,142

Cash flows from financing activities
Proceeds from notes payable	24,934,146	42,910,775	21,682,531
Payments of notes payable	(20,183,227)	(44,468,272)	(7,960,584)
Payments of capital lease obligations	(37,497)	(30,196)	(91,729)
Recapitalization through merger	52,906,853	-	-
Purchase of common stock	(1,352)	-	-
Purchase of preferred stock	(25,000,000)	-	-
Issuance of common stock	9,000,000	-	-
Settlement with dissenting shareholders	(368,410)	-	-

Net cash provided (used) by financing activities	41,250,513	(1,587,693)	13,630,218

Net decrease in cash and cash equivalents	(996,659)	(623,263)	1,034,556

Cash and cash equivalents at beginning of period	1,630,973	2,254,236	1,219,680

Cash and cash equivalents at end of period	$634,314	$1,630,973	$2,254,236

The accompanying notes are an integral part of these consolidated financial statements

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$6,827,338	$7,185,324	$5,194,140

Supplemental disclosures of noncash activities:
Issuance of note payable to redeem preferred stock	$15,000,000	$-	$-
Settlement with dissenting shareholders	10,899,882	-	-
Issuance of mandatorily redeemable preferred stock to pay preferred dividends	10,519,162	-	-
Assumption of net liabilities of Coconut Palm Acquisition Corporation	(2,267,340)	-	-
Issuance of common stock to pay preferred dividends	1,615,781	-	-
Charge to stockholders' equity for prepaid merger costs	953,223	-	-
Issuance of common stock to retire debt	500,000	-	-
Acquisition of real property through assumption of debt	205,347	-	-
Accretion of preferred dividends	556,795	-	-
Issuance of common stock as consideration for the purchase of stations	-	-	25,000
Receipt of stock in asset exchange			4,041,023
Exchange of full power television license in St. Louis, MO for three class A low power television licenses located in Atlanta, Seattle and Minneapolis	-		14,747,000

The accompanying notes are an integral part of these consolidated financial statements

EQUITY MEDIA HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company, headquartered in Little Rock, Arkansas, owns and operates television stations across the United States. As of December 31, 2007, the Company owned 23 full power/network television stations, 38 Class A television stations and 57 low power television stations. The Company also owns and operates Retro Television Network (“RTN”). RTN provides programming, primarily ratings proven programs from the 60’s, 70’s, 80’s and 90’s, to its affiliates in a fully digital format on an individual market basis that allows the affiliates to also broadcast local news, weather and sporting events to their local audiences, This allows the affiliates to sell local advertising spots to generate revenue. As of December 31, 2007, RTN had 15 third-party affiliates under contract. The Company also owns and operates its proprietary uplink services company known as C.A.S.H. Services. The Central Automated Satellite Hub (“CASH”), system provides the means to delivering a fully automated, 24 hour a day custom satellite feed for not only each RTN affiliate, but all of its owned and operated television stations. CASH also has non-affiliated customers that pay for uplink and related delivery services.

The accompanying consolidated financial statements also include the results of operations of a radio station operated by the Company pursuant to a local marketing agreement (“LMA”).

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Principles of Consolidation – The consolidated financial statements of Equity Media Holdings Corp. include the accounts and balances of the Company and its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership and the absence of substantive third party participating rights. The Company applies the guidelines set forth in Financial Accounting Standards Board (“FSAB”) Interpretation 46R “Consolidation of Variable Interest Entities, an Interpretation of ARB No 51” (“FIN 46R”) in assessing its interests in variable interest entities to decided whether to consolidate that entity. Investments over which the Company has a significant interest or ownership of more than 20% but less than 50%, without a controlling interest, are accounted for under the equity method. Investments of 20% or less over which the Company has no significant influence are accounted under the cost method. All inter-company transactions and balances of consolidated entities have been eliminated.

Cash equivalents – The Company considers all cash, money market balances and highly liquid instruments with an original maturity date of three months or less to be cash equivalents.

Revenue recognition – The Company’s primary source of revenue is the sale of television time to advertisers. Revenue is recorded when the advertisements are broadcast. Deferred revenue consists of monies received for advertisements not yet broadcast. The revenues realized from barter arrangements are recorded as the programs are aired and at the estimated fair value of the advertising airtime given in exchange for the program rights.

The revenue recorded by the Company’s wholly owned subsidiary, RTN, is primarily from the sale of television time to advertisers. RTN contracts with other television broadcasters across the United States to deliver programming content in a digital format to be broadcast on the broadcaster’s digital platform in the local markets in which the broadcasters are located. The agreements between RTN and the broadcasters provide RTN access to a certain portion of the commercial time within the programming for the sale to advertisers by RTN. Specifically, the local affiliate sells advertising time to local advertisers while RTN is able to sell to national and, in some instances, to regional advertisers. The revenue is recognized when the advertisements are broadcast.

Additional broadcast revenue includes uplink services to other media companies under contractual arrangements in which revenues are recognized as services are provided pursuant to the respective agreement. The revenue recorded from these uplink services, as provided to other media companies through the Company’s wholly owned subsidiary, C.A.S.H. Services, Inc. (“C.A.S.H.”), typically consists of one or more of the following component aspects provided by C.A.S.H. including, but not limited to, access to the Company’s available satellite bandwidth, master control services, access to the Company’s traffic software and services provided by the Company’s traffic personnel. All of these component aspects of the agreement, however, are delivered simultaneously to provide the service of up-linking the client’s television signal. The revenue, as defined in each agreement, is recognized as the collective service is provided, which is when the uplink service occurs, which is typically non-stop, twenty-four hours a day as long as the agreement is in force. Once the service is provided, the Company has no further post-delivery obligation. Each individual agreement is negotiated regarding the components of the uplink service to be provided based upon the cost of those components and the needs of the client. Until September 2005, the Company provided broadcast based services to various third parties, consisting of the production and delivery, via satellite, of local news shows. Broadcast revenue from those services was recognized as the shows were aired, or as uplink services were provided. No such news production services were provided to third parties in 2007 and 2006, due to the fact that the Company fully utilized its news production and delivery capacity for internal purposes and, as such, no revenue was recorded in 2007 and 2006.

Accounts receivable – Accounts receivable are recorded at the amounts billed to customers and do not bear interest. The Company reviews customer accounts on a periodic basis and records a reserve for specific amounts that management feels may not be collected. Management deems accounts receivable to be past due based on contractual terms. Amounts are written off at the point when collection attempts have been exhausted. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While management believes the Company’s processes effectively address its exposure to doubtful accounts, changes in the economy, industry or specific customer conditions may require adjustment to any allowance recorded by the Company.

Program broadcast rights and obligations – Program rights represent costs incurred for the right to broadcast certain features and syndicated television programs. Program rights are stated at the lower of unamortized cost or estimated realizable value. The cost of such program rights and the corresponding liability are recorded when the initial program becomes available to broadcast under the contract. Generally, program rights are amortized over the life of the contract on a per broadcast usage basis. Any reduction in unamortized costs to fair value is included in amortization of program rights in the accompanying consolidated statement of operations. Such reductions were negligible for all periods presented. The portion of the cost estimated to be amortized within one year and after one year, is reflected in the consolidated balance sheets as current and noncurrent assets, respectively. The gross payments under these contracts that are due within one year and after one year are similarly classified as current and noncurrent liabilities.

Certain program contracts provide that the Company may exchange advertising airtime in lieu of cash payments for the rights to broadcast certain television programs. The average estimated fair value of the advertising time available in each contract program is recorded as both a program right, an asset, and, correspondingly, as deferred barter revenue, a liability. The current and noncurrent portion of each are determined as noted above. As the programs are aired and advertising time used, both program rights and unearned revenue are amortized, correspondingly, based on a per usage basis of the available commercial time, to both program expense and broadcast revenue.

Barter and trade transactions: Revenue and expenses associated with barter agreements in which broadcast time is exchanged for programming rights are recorded at the estimated average rate of the airtime exchanged. Trade transactions, which represent the exchange of advertising time for goods or services, are recorded at the estimated fair value of the products or services received. Barter and trade revenue is recognized when advertisements are broadcast. Merchandise or services received from airtime trade sales are charged to expense or capitalized and expensed when used. Barter revenues and expenses for the year ended December 31 were approximately $5.3 million in 2007, $4.8 million in 2006, and $4.0 million in 2005, respectively. Trade revenues and expenses for the year ended December 31 were approximately $3.1 million in 2007, $3.9 million in 2006, and $3.4 million in 2005, respectively.

Property and equipment – Purchases of property and equipment, including additions and improvements and expenditures for repairs and maintenance that significantly add to productivity or extend the economic lives of assets, are capitalized at cost. Property and equipment includes assets recorded under capital lease obligations. Capital lease amortization expense is included in depreciation expense on the accompanying consolidated statements of operations. Management reviews on a continuing basis, the financial statements carrying value of property plant and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable a write-down of the asset would be recorded through a charge to operations.

Depreciation is provided using the straight-line method over the following estimated useful lives:

Building and improvements	7 - 39 years
Broadcast equipment	5 – 10 years
Transportation equipment	5 years
Furniture and Fixtures	5 - 10 years

Intangible assets and goodwill – The Company classifies intangible assets as either finite-lived or indefinite-lived. Indefinite-lived intangibles consist of Federal Communications Commission (“FCC”) broadcasting licenses and goodwill which are not subject to amortization, but are tested for impairment at least annually.

At least annually, the Company performs an impairment test for indefinite-lived intangibles and goodwill using various valuation methods to determine the assets’ fair values. Certain assumptions are used in determining the fair value, including assumptions about the Company’s businesses. Additionally, the fair values are significantly impacted by macro-economic factors including market multiples and long-term interest rates that exist at the time the impairment analysis is performed.

Purchase price accounting – The Company determines the fair value of assets acquired in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” with fair values assigned to equipment and fixed assets based on independent third party appraisals when material, to identifiable intangibles such as broadcasting licenses or permits, and finally to goodwill. Generally, acquisitions involve insignificant amounts of equipment and other fixed assets due to the nature of the Company’s ability to provide many broadcast capabilities on a centralized basis.

Broadcasting construction permits – Broadcasting construction permits represent permits granted by the FCC, that the Company owns or to which the Company has rights. The individual stations associated with these permits are in various stages of development at December 31, 2007 and 2006. The Company reclassifies these permits to broadcasting licenses once they are granted an operating license by the FCC.

Security and other deposits – Security and other deposits include purchase options that have been received from potential buyers of television broadcasting licenses and any related operating assets for which the events required for transferring the broadcasting licenses have not yet been met. These events may include approval from either the FCC or other parties that hold an interest in the broadcasting licenses.

Assets held for sale – Assets held for sale represent fixed assets and intangible assets, including FCC licenses and goodwill of television stations, which have been acquired and that management intends to divest during the next 12 months at amounts equal to or exceeding the asset carrying values at December 31, 2007 and 2006.

Local marketing agreements – The Company occasionally enters into local marketing agreements (“LMAs”) with stations located in markets in which the Company already owns and operates a station and in connection with acquisitions pending regulatory approval of FCC license transfer. Under the terms of these agreements, the Company makes specified periodic payments to the owner-operator in exchange for the right to program and sell advertising on a specified portion of the station’s inventory of broadcast time. Conversely, the Company will sometimes enter into LMAs for stations it owns and has a desire to sell or otherwise dispose of. The terms of these agreements are similar in that, the Company receives specified periodic payments in exchange for the right by another party to program and sell advertising on the specified station’s inventory of broadcast time. The Company’s consolidated financial statements at December 31, 2007, 2006 and 2005 reflect the operating results and certain assets and liabilities associated with both of these types of agreements.

Advertising expenses – Advertising expenses are charged to operations in the period incurred. Advertising expenses for the years ended December 31, 2007, 2006 and 2005, including advertising expenses associated with barter transactions, were approximately $307,000, $391,000, and $352,000, respectively.

Impairment of long-lived assets – The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicated that the carrying amount of any asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to fair value, which is determined using quoted market prices or estimates based on the best information available using valuation techniques. Management has obtained an appraisal of all stations and operations which it updates on a regular basis upon which it bases its estimate of fair value. Based on management’s assessment of the impairment indicators during the years ended December 31, 2007 and 2006, certain asset groups were determined to be impaired at December 31, 2006. The impairment resulted from the deterioration in value of certain broadcast equipment which is classified as assets held for sale as of December 31, 2007. This impairment of $200,000 was charged as an operating expense in 2006.

Impairment of goodwill and intangible assets – The Company periodically reviews, but not less than annually, the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit, generally the Company’s operating segments, are determined using various valuation techniques. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting units’ goodwill with the carrying amount of that goodwill. If the carrying amount of that reporting units goodwill exceeds the implied fair value of that goodwill, an impairment charge is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Based on this analysis, management determined that no impairment existed at December 31, 2007 or 2006. However, based on management’s analysis at December 31, 2005, there was one asset group in which indefinite-lived intangible assets were determined to be impaired. This impairment resulted from the Company entering into a purchase agreement to sell WBMM in Montgomery for an amount less than the carrying value of the associated assets. The impairment charge of $1,688,721 was determined to be associated with the indefinite-lived intangible asset and charged as an operating expense in 2005. See further discussion at Note 11.a.

Income taxes – The asset and liability method is used in accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled. The Company’s income tax provision consists of taxes currently payable, if any, and the change during the year of deferred tax assets and liabilities.

Fair value of financial instruments – The book values of cash, trade accounts receivable, accounts payable and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company’s long-term debt and notes receivable are estimated based on current rates offered to the Company for instruments of similar terms and maturities with similar risk profiles.

Stock-based compensation – Effective January 1, 2006, the Company adopted SFAS No. 123 revised 2004 “Share Based Payments” (“SFAS 123R”). SFAS 123R establishes accounting for stock-based awards exchanged for employee services, using the prospective application transition method. As of January 1, 2006, the Company was a non-public entity, and it used the exemptions provided by SFAS No. 123(R) and continued to account for the options issued prior to adoption of SFAS 123R using the previous methodology applying Accounting Principles Board (“APB”) No. 25 and related interpretations, as permitted under SFAS No. 123. For awards issued or modified after January 1, 2006, the Company uses the fair value method as required under SFAS 123R and described below.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses the following assumptions: expected volatility, expected life of the options, expected dividend yield and the risk free interest rate. The Company amortizes the fair value of all awards on a straight-line basis over the requisite service periods. Because Black-Scholes valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Until such time as the Company’s common stock and related equity instruments have traded for a sufficient time period, the Company will determine the expected volatility of its common stock based on the weighted average of the historical volatility of the daily closing prices of a composite group of public companies with operations similar to the Company’s as a television broadcaster. The Company uses the “simplified method”, as described in Staff Accounting Bulletin No. 107, to determine the expected term, or life, of the options outstanding. The expected life of the options granted represents the period of time that they are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for issues with and equivalent remaining term equal to the expected life of the award. The Company uses an expected dividend yield of zero in the valuation model, consistent with the Company’s recent experience.

The exchange of options and change of terms upon consummation of the Merger Transaction was treated for purposes of SFAS 123(R) as a modification of the terms and conditions of the option awards which requires that the Company measure the incremental compensation cost by comparing the fair value of the modified award with the fair value of the award immediately before the modification. Based on a calculation of both the fair value of the original EBC options immediately before the merger and the fair value of the modified options immediately after the merger, it was determined that no incremental value was added due to the modification. Accordingly, there was no additional compensation expense charged to operations as a result of the modification.

Net earnings per share: Basic loss per share is based upon net loss available to common shareholders divided by the weighted average number of common stock shares outstanding during the year. Number of shares for periods before March 30, 2007, the Date of the Merger with Coconut Palm, were converted using the corresponding conversion rate as per the merger agreement based on the outstanding number of shares outstanding during the period. See Note – 4 Merger Transactions.

New Accounting Pronouncements: In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FASB No. 160”).” The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB No. 141 (R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“FASB No. 141(R)”). FASB No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. FASB No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. FASB No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. FASB No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS No. 141(R) will be dependent on the future business combinations that the Company may pursue after its effective date, if any.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. We do not expect that the adoption of SFAS No. 159 will have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan” (“SFAS No. 158”), which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. It requires employers to recognize an asset or liability for a plan’s over funded or under funded status, measure a plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and recognize in comprehensive income changes in the fund status of the defined benefit postretirement plan in the year in which changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirement are effective for fiscal years ending after December 31, 2006. We have adopted the requirements of SFAS No. 158, which has had no impact on our financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157,“Fair Value Measurements” (“SFAS No. 157”), which applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumption that market participants would use when pricing an asset or liability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier adoption is encouraged provided that the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this statement is the date than an entity adopts the requirements of this statement. Management does not expect this pronouncement to have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this pronouncement did not have a material impact on the consolidated financial statements of the Company.

Reclassifications – Certain amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform to the 2007 presentation.

NOTE 3 — LIQUIDITY AND CAPITAL RESOURCES

The Company currently has a working capital deficit of approximately $58.7 million and has experienced losses from operations since inception. During the year ended December 31, 2007, the Company had a net loss of approximately $40.8 million and experienced cash outflows from operations during the same period of approximately $30.8 million. In the past, the Company has relied on equity and debt financing and the sale of assets to provide the necessary liquidity for the business to operate and will need to have access to substantial funds over the next twelve months in order to fund its operations. As of December 31, 2007, the Company has approximately $0.6 million of unrestricted cash on hand, and as more fully discussed in Note 13, the Company has access to a working capital line of credit provided to it from certain banking institutions (the “Credit Facility”). However, as of December 31, 2007, an additional $7.9 million, available per the terms of the Credit Facility, was not available due to certain restrictions based on the value of the loan collateral.

In February 2008, we refinanced our previous credit facility with our existing lender group. The amended $53.0 million credit facility, comprised of an $8.0 million revolving credit line and term loans of $45.0 million, matures on February 13, 2011, was used to refinance the existing indebtedness senior credit facility. Outstanding principal balance under the credit facility bears interest at LIBOR or the alternate base rate, plus the applicable margin. The applicable margin is 9.5% for the LIBOR loans and 8.5% on the alternate base rate loan. The minimum LIBOR is 4.5%. The alternate base rate is (i) the greatest of (A) the Prime Rate, (B) the Federal Funds Rate in effect on such day plus fifty (50) basis points (0.50%), and (C) seven and one-half percent (7.50%) per annum. We are required to pay an unused line fee of .5% on the unused portion of the credit facility. The credit facility is secured by the majority of the assets of the company. We are subject to new financial and operating covenants and restrictions based on trailing monthly and twelve month information. We have borrowed $50,512,500 under the new facility as of March 11, 2008. Due to certain restrictions based on the value of the loan collateral, the Company does not have access to the remaining $2,487,500 at this time.

On March 20, 2008, the Company entered into an amendment (“Amendment”) to its Third Amended and Restated Credit Agreement (“Credit Agreement”) with Silver Point Finance, LLC and Wells Fargo Foothill, Inc. Under the terms of the Amendment, the lender group has agreed to forbear from exercising certain of their rights and remedies with respect to designated defaults under the Credit Agreement through the earlier of (a) April 18, 2008 and (b) the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to enter into agreements with respect to the sale of certain of its assets and the Company’s failure to secure approvals for, and meet other criteria with respect to, financing alternatives necessary to meet the Company’s immediate capital requirements. Pursuant to the Amendment the Lenders may exercise any and all remedies available under the Credit Agreement, including making the loan immediately due and payable.

Even with the refinanced Credit Facility, the additional funds provided by the Amended Credit Facility are not sufficient to meet all of the anticipated liquidity needs to continue operations of the Company for the next twelve months. Accordingly, the Company will have to raise additional capital or increase its debt immediately to continue operations. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to liquidate available assets, restructure the company or in the extreme event, cease operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Additionally, the Company issued 3,187,134 options to purchase its common stock, where each outstanding option to purchase EBC Class A common stock was converted into the right to receive options to purchase 1.461988 shares of the Company’s common stock. The fair value of the options at the date of the merger was $4.7 million based on a Black-Scholes valuation on March 30, 2007, the date of the Merger (see Note 18 — Stock Option Plans).

Because the former owners of EBC ended up with control of the Company, the Merger Transaction has been accounted for as a recapitalization for accounting and financial reporting purposes. Under this method of accounting, the Company was treated as the “acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, the Merger Transaction is considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger Transaction was treated as the equivalent of EBC issuing stock for the net monetary assets of the Company, accompanied by a recapitalization. The net monetary assets of the Company were recorded at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of EBC has been carried forward after the Merger Closing. Operations prior to the Merger Closing for all periods presented are those of EBC. The costs of the transaction incurred by EBC were charged directly to additional paid in capital and those incurred by the Company were expensed prior to consummation of the transaction.

On March 30, 2007, upon consummation of the Merger with EBC, the funds held in trust were distributed as follows:

Repurchase of EBC Series A preferred stock	$25,000,000
Pay down Senior Credit Facility Revolver	17,450,000
Payment to CPAC shareholders electing not to convert their shares	10,899,882
Settlement of Arkansas Media Management Agreement	3,200,000
Purchase of three low power television stations from Arkansas Media	1,300,000
Payment to EBC dissenting shareholders	378,380
Payment of note payable and accrued interest to Actron, Inc.	533,000
Available for working capital, capital expenditures and general corporate needs.	3,858,738
$62,620,000

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

In connection with the Merger Transaction, shareholders of EBC representing 66,500 shares of EBC Class A common stock elected to convert their shares to cash in accordance with Arkansas law. The Company recorded a liability in the amount of $368,410 to convert the shares plus $9,970 of accrued interest based on a conversion rate of $5.54 per share plus interest accruing from the date of the Merger Transaction at the rate of 9.78% per annum. On July 10, 2007, the dissenting shareholders were paid $378,380 in cash for the value of their shares including all interest accrued to date. Pursuant to Arkansas Code, the dissenting shareholders have contested the Company’s valuation of their shares as of the merger date. As per Arkansas Code, the Company has petitioned the Court for a determination of the fair value of the shares and believes that its valuation will prevail (see Note 20 – Commitment and Contingencies).

NOTE 5 — ARKANSAS MEDIA SETTLEMENT TRANSACTION

Immediately prior to the closing of the Merger Transaction (see Note 4 — Merger Transaction), EBC entered into a settlement agreement, dated April 7, 2006, by and among EBC, Arkansas Media, a related party (see Note 21 — Related Party Transactions), Larry Morton, Gregory Fess and Max Hooper (the “Arkansas Media Settlement Agreement”) which provided for the resolution of the following matters between the parties:

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

In connection with the merger the Company and Univision Television Group, preferred stock holders, entered into a one year $15.0 million promissory note secured by two television stations located in Utah. In lieu of a cash repayment, the Company filed an application with the FCC on July 26, 2007 to transfer the television stations to Univision Television Group, Inc. in satisfaction of the principal amount of the note. The television station assets include broadcast licenses with book values of $7,884,631 and broadcasting equipment with book values of $481,363, a total of $8,365,994, as of December 31, 2007. Accordingly, these assets are classified as held for sale as of December 31, 2007. These assets were included in assets held for sale as of December 31, 2006 since as part of the Merger Transaction these assets were to be transferred to Univision Television Group, Inc, as payment for their Series A preferred shares. The latter described transfer was exchanged for the $15 million promissory note at the Merger Closing.

In October, 2007, the Company signed a non-binding letter of intent for the sale of certain television stations which include broadcast licenses with book values of $1,052,548 and broadcasting equipment with book values of $102,307, a total of $1,154,855. The Company has these assets classified as additional assets held for sale as of December 31, 2007.

Assets held for sale at December 31, 2006, included certain television station assets with net book values of $3,933,793 held for sale under an asset purchase agreement which was terminated in October, 2007. Accordingly, the Company reclassified these assets as held for use and recorded a charge to current operations in the amount of $263,517 for depreciation that would have been recognized during the period they were classified as held for sale.

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

NOTE 8 — CASH RESTRICTED FOR ACQUISITION OF BROADCAST ASSETS

The Company had set aside $4.2 million in cash which was restricted for the acquisition of broadcast assets. These funds were intended for payment of the assets being acquired pursuant to the Asset Purchase Agreement described in Note 7 — Asset Purchase Agreement. With lender approval, the Company has used these funds for other purposes subsequent to year end.

NOTE 9 — ACQUISITIONS AND DISPOSITIONS

The Company’s significant transactions for the year ended December 31, 2007 were as follow:

On March 15, 2007, the Company sold a broadcast tower and associated real property in central Arkansas for $625,000 cash.

The Company’s significant transactions for the year ended December 31, 2006 were as follows:

On May 5, 2006, the Company sold a low power television station in central Arkansas for $125,000 cash.

On May 15, 2006, the Company finalized the sale of two low power television stations located in Boise and Pocatello, Idaho, respectively, for $1,000,000 cash. The APA had been executed on December 7, 2005, but the transaction had not closed prior to December 31, 2005, pending FCC approval.

On May 31, 2006, the Company finalized the sale of a full power television station in Casper, Wyoming with the receipt of $250,000 in cash from the buyer. The APA had been executed on August 14, 2004, and as of December 31, 2005, the Company had received $950,000 cash from the buyer toward the purchase price.

On July 3, 2006, the Company exchanged a low power television construction permit in Sherman, Texas for a low power television license located in Ft. Pierce, Florida. No cash or other consideration was included and no assets other than the permit and the license were involved.

On July 26, 2006, the Company finalized the sale of a full power television station in Montgomery, Alabama for $2,000,000 in cash. The APA had been executed on November 23, 2005, but the transaction had not closed prior to December 31, 2005, pending FCC approval.

On August 14, 2006, the Company finalized the sale of an interest in a full power television construction permit in Hawaii with the receipt of $122,000. The APA had been executed on November 4, 2004, and as of December 31, 2005, the Company had received $278,000 in cash from the buyer toward the purchase price.

On October 4, 2006, the Company sold certain real property associated with a full power television station in southwest Missouri for $615,000 in cash.

On November 1, 2006, the Company finalized the sale of one full power television station and one low power television station for $19,300,000 cash. The APA had been executed December 7, 2005, but the transaction had not closed prior to December 31, 2005, pending FCC approval.

On November 7, 2006, the Company purchased a low power television station in Grand Rapids, Michigan for $350,000 cash.

On November 7, 2006, the Company purchased a low power television station permit in Sommerville, Texas for $370,000 cash.

On November 13, 2006, the Company purchased a low power television station in Nashville, Tennessee for $525,000 cash.

On November 17, 2006, the Company purchased a low power television station in Waco, Texas for $390,000 cash.

On November 30, 2006, the Company purchased two low power television stations located in southwest Florida for $1,000,000. The Company paid $700,000 cash and executed a $300,000 promissory note bearing interest at an annual rate of 6% and due in 2007.

On December 15, 2006, the Company purchased a low power television station in Jacksonville, Florida for $800,000 cash.

On December 31, 2006, the Company purchased a low power television station in Lexington, Kentucky for $500,000. A $500,000 non-interest bearing promissory note was executed as payment. The note is due and payable in June 2007.

The Company’s significant transactions for the year ended December 31, 2005 were as follows:

On January 3, 2005, the Company acquired one Class A and two low power television stations located in Southwest Florida for $900,000. Of the purchase price, $800,000 was paid in 2004. The balance was paid in 2005. The Asset Purchase Agreement had been entered into on July 8, 2004, subject to FCC approval.

On April 2, 2005, the Company agreed to be bound by an Investment and Membership Interest Purchase Agreement (the “Agreement”) entered into between Spinner Network Systems, LLC (“SNS”) and Spinner Investment Partners, LLC (“SIP”). Subsequent to the Agreement the Company and other members of SNS entered into an Amended and Restated Operating Agreement of SNS, whereby the Company converted its ownership of SNS into Class B Units representing a 20% ownership of the capital of SNS. In addition, the Company holds approximately an additional 13% interest through its membership in SIP’s Class A Units. Through the Agreement SIP has subscribed for up to $1,550,000 of class A Units representing up to a 65% ownership of SNS. Through private offerings SIP has raised $1,370,000 towards that goal.

On May 25, 2005, the Company acquired a group of low power television licenses and construction permits located in Vermont and the surrounding area for $825,000. The Company paid $800,000 in cash toward the purchase price. In addition, the Company issued 2,500 shares of Class A common stock to the seller. The shares were issued out of shares held in treasury. The asset purchase agreement had been entered into on February 5, 2003, subject to FCC approval.

On May 13, 2005, the Company sold a low power television station located in south central California for $30,000.

On June 24, 2005, the Company sold a full power television station and a low power television station both located in the St. Louis, Missouri area for $10,000,000 in cash. The Company received $5,000,000 in 2004 and the balance in 2005. In addition to the cash, the Company received from the buyer three Class A low power television stations located in Atlanta, Seattle and Minneapolis.

On August 1, 2005, the Company purchased a low power television station in Amarillo Texas for $201,000 cash.

On September 1, 2005, the Company entered into a binding letter agreement to exchange certain assets located in Davenport Iowa and other consideration for 100,000 shares of Equity Broadcasting Corporation Class A common stock. The assets included both tangible and intangible assets, such as equipment, furniture, vehicles, the Independent News Network, Inc. (“INN”) name and trademark and various contracts. Coincidental with the agreement the Company moved the production of its Spanish language newscasts from the facilities in Davenport to the corporate headquarters in Little Rock, Arkansas. Various on-air and production personnel relocated from Davenport to Little Rock. As a result of this transaction, approximately $2,700,000 in goodwill was disposed of in the non-cash exchange while $200,000 was retained on the Company’s books.

On November 23, 2005, the Company entered into an APA to sell a full power television station in Montgomery, Alabama, for $2,000,000 cash. The buyer paid $200,000 of the cash price at the date the agreement was entered into. The funds were paid to an independent escrow agent and are to be released to the Company at closing. As of December 31, 2005, this transaction had not closed pending FCC approval.

On December 7, 2005, the Company entered into an APA to sell one full power and three low power television stations for $20,300,000 cash. The buyer paid $1,000,000 of the cash price at the date the agreement was entered into. The funds were paid to an independent escrow agent and are to be released at closing according to the agreement. As of December 31, 2005, this transaction had not closed pending FCC approval.

NOTE 10 — OTHER INCOME (EXPENSE)

At December 31, 2007, 2006 and 2005, other income (expense) consists of the following:

	2007	2006	2005

Other income	$796,990	$506,907	$521,488
Rental Income	69,602	291,588	288,419
Litigation Settlement	-	275,000	1,000,000
Other expense	-	-	(700.000)

	$866,592	$1,073,495	$1,109,907

The nature of the other income (expense) categories is as follows:

a. Litigation settlement – The Company was awarded this amount in an arbitration settlement in their litigation with the PAX Network. These amounts represent the final settlement payments.

b. Rental income– The Company receives rental income, primarily from space leased-out in the corporate office building from a non-affiliate tenant. This tenant vacated in January 2007. The Company now uses this space for corporate purposes.

NOTE 11 — INTANGIBLE ASSETS AND GOODWILL

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Other intangible assets continue to be amortized over their useful lives.

a. Indefinite-lived intangibles – Under the guidance in SFAS No. 142, the Company’s broadcasting licenses are considered indefinite-lived intangibles. These assets are not subject to amortization, but will be tested for impairment at least annually.

In accordance with SFAS No. 142, the Company tests these indefinite-lived intangible assets for impairment annually by comparing their fair value to their carrying value. The Company used a fair market value appraisal to value broadcasting licenses, as well as a review of recent broadcasting license transactions from independent third parties. Based on this analysis, management determined that no impairment existed at December 31, 2007 or 2006. However, based on management’s analysis at December 31, 2005, there was one asset group which was determined to be impaired. This impairment resulted from the Company entering into a purchase agreement to sell WBMM in Montgomery for an amount less than the carrying value of the associated assets. This impairment of $1,688,721 was recorded as a reduction in broadcasting licenses on the accompanying December 31, 2005 consolidated balance sheet and charged as an operating expense in 2005. The asset group was disposed of in 2006 (See Note 9 – Acquisitions And Dispositions).

b. Goodwill – SFAS No. 142 requires the Company to test goodwill for impairment using a two-step process. The first step is a screen for potential impairment, while the second step measures the amount, if any, of the impairment. The Company completed the first step of the impairment test during the year with no impairment noted.

Goodwill activity for the years ended December 31, 2007 and 2006 was as follows:

Balance December 31, 2006	Increases	Decreases	Balance December 31, 2007

$ 1,940,282	-	-	$1,940,282

Balance December 31, 2005	Increases	Decreases	Balance December 31, 2006

$ 1,935,717	4,565	-	$1,940,282

The increased activity in 2006 relates primarily to the Company’s purchase of the minority interests previously held by certain shareholders of a subsidiary of the Company, H & H Properties.

NOTE 12 — INVESTMENT IN JOINT VENTURES

At December 31, 2007 and December 31, 2006, Investment in Joint Ventures consists of the following:

	December 31, 2007		December 31, 2006
	Ownership Percentage	Balance	Ownership Percentage	Balance
Little Rock TV 14, LLC	50.0%	$28,406	50.0%	$23,282
Spinner Network Systems, LLC	**	407,454	33.0%	658,323

		$435,860		$681,605

**
– A reorganization of Spinner Network Systems, LLC resulted in the reduction of the Company’s ownership percentage in Spinner from 33% at December 31, 2006 to 4% at December 31, 2007. Because the Company owns less than a 20% interest and exerts no influence over management or the operations of Spinner, the Company has changed from the equity method to the cost method to account for its investment in Spinner Network Systems, LLC. Under the cost method of accounting for investments, the Company will no longer record its proportionate share of Spinner income or loss, but will instead periodically evaluate the fair value of its investment in Spinner and adjust the carrying amount accordingly. During the year December 31, 2007, the Company adjusted the carrying value of its investment in Spinner by $198,368 to reflect the fair value of its investment. This loss in value is included in losses from affiliates and joint ventures in the consolidated statement of operations.

NOTE 13 — NOTES PAYABLE

Long-Term Debt

Long-term debt as of December 31, 2007 and 2006 consisted of the following:

	2007	2006
	(In thousands)
Senior Credit Facility	$50,317	$46,265
Merger Related Party - Univision	15,000	-
Installment Notes and other debt	10,913	11,636
Line of Credit	994	-
Capital Lease Obligations	186	61

Total Debt	$77,410	$57,962
Less: Current maturities	(68,272)	(3,970)

Long-term debt	$9,138	$53,992

Senior Credit Facility

The Company is party to a Senior Credit Facility with financial institutions and other lenders, which provides for secured revolving and term loan facilities in varying amounts at variable interest rates, maturing in June 2010. As of December 31, 2007, the Company has borrowings under the Credit Facility in the aggregate amount of $50.32 million and interest rates ranging from 12.5% to 15.8%. Also, as of December 31, 2007, the revolver component of the Credit Facility was fully drawn. However, an additional $7.9 million is available per the terms of the Credit Facility but was unavailable to borrow at December 31, 2007, due to certain collateral restrictions. The credit facility is secured by the majority of the assets of the Company. As noted below, the entire facility was refinanced in February 2008.

On February 13, 2008, the Company and its lenders entered into the Third Amended and Restated Credit Agreement in which the Company refinanced its previous credit facility. The amended $53.0 million credit facility, comprised of an $8.0 million revolving credit line and term loans of $45.0 million, matures on February 13, 2011, was used to refinance the existing indebtedness senior credit facility. Outstanding principal balance under the credit facility bears interest at LIBOR or the alternate base rate, plus the applicable margin. The applicable margin is 9.5% for the LIBOR loans and 8.5% on the alternate base rate loan. The minimum LIBOR is 4.5%. The alternate base rate is (i) the greatest of (A) the Prime Rate, (B) the Federal Funds Rate in effect on such day plus fifty (50) basis points (0.50%), and (C) seven and one-half percent (7.50%) per annum. We are required to pay an unused line fee of .5% on the unused portion of the credit facility. The credit facility is secured by the majority of the assets of the company. We are subject to new financial and operating covenants and restrictions based on trailing monthly and twelve month information. We have borrowed $50,512,500 under the new facility as of March 11, 2008. Due to certain restrictions based on the value of the loan collateral, the Company does not have access to the remaining $2,487,500 at this time.

On March 20, 2008, the Company entered into an amendment to its third amended and restated credit agreement (“Credit Agreement”) with Silver Point Finance, LLC and Wells Fargo Foothill, Inc. Under the terms of the Amendment, the lender group has agreed to forbear from exercising certain of their rights and remedies with respect to designated defaults under the Credit Agreement through the earlier of (a) April 18, 2008 and (b) the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to enter into agreements with respect to the sale of certain of its assets and the Company’s failure to secure approvals for, and meet other criteria with respect to, financing alternatives necessary to meet the Company’s immediate capital requirements. Pursuant to the Amendment the Lenders may exercise any and all remedies available under the Credit Agreement, including making the loan immediately due and payable.

Merger Related - Univision

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

Installment notes and other

We have installment and other indebtedness due to financial institutions and various other lenders with a combined outstanding balance of $10.9 million as of December 31, 2007. The various indebtedness has terms which expire through 2012 with a weighted average interest rate of 8.86% in 2007 and 8.09% in 2006.

Short Term Borrowings

The Company’s total amounts outstanding under short term borrowings were $15,994,495 and $0 at December 31, 2007 and 2006 respectively. Weighted average rates on all short term borrowings were 7.08% in 2007 and 7.5% in 2006.

Line of Credit

At December 31, 2007, the Company had a $1.0 million line of credit with an Arkansas bank, with interest payable monthly at 8.25%, originally due in January 2008 and extended until April 2008 and secured by various broadcast assets and Company guarantees. The outstanding balance at December 31, 2007 and 2006 was $994,495 and $0, respectively.

Capital Lease Obligations

We have capitalized the future minimum lease payments of equipment under leases that qualify as capital leases. We had capital lease obligations of approximately $0.2 million as of December 31, 2007. The capital leases have terms which expire at various dates through 2012.

Aggregate Maturities of Total Debt

Approximate aggregate annual maturities of total debt (including capital lease obligations) are as follows (in thousands):

2008	$68,272
2009	392
2010	7,073
2011	1,639
2012	34
Thereafter	-

Total	$77,410

Debt Covenants and Restrictions

        The Company's debt obligations contain certain financial and other covenants and restrictions on the Company. None of these covenants or restrictions includes any triggers explicitly tied to the Company's credit ratings or stock price. Prior to the amendment and restatement of the credit facility in February 2008, the Company was subject to certain financial covenants, including among others, that the Company meet minimum revenue and EBITDA levels. At December 31, 2007, the Company was not in compliance with these covenants. However, after the amendment and restatement of the credit facility, the Company’s previous events of default were waived and eliminated. Furthermore, pursuant to the March 20, 2008 Amendment to the Credit Agreement, the lender group has agreed to forbear from exercising certain of their rights and remedies with respect to designated defaults under the Credit Agreement through the earlier of (a) April 18, 2008 and (b) the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to enter into agreements with respect to the sale of certain of its assets and the Company’s failure to secure approvals for, and meet other criteria with respect to, financing alternatives necessary to meet the Company’s immediate capital requirements. Pursuant to the Amendment the Lenders may exercise any and all remedies available under the Credit Agreement, including making the loan immediately due and payable.

Interest Rate Risk Management

The Company is not involved in any derivative financial instruments. However, we may consider certain interest rate risk strategies in the future such as interest rate swap arrangements or debt-for-debt exchanges.

Interest Expense

Interest expense for the years ended December 31, 2007, 2006 and 2005 consisted of the following (in thousands):

	2007	2006	2005

Interest on borrowings:
Senior Credit Facility	$6,489	$6,756	$4,326
Related Party - Univision	788	-	-
Installment notes and other debt	703	718	778
Mortgage Debt	113	114	125
Capital lease obligations	5	4	4

Total interest expense	$8,098	$7,592	$5,233

NOTE 14 — STOCKHOLDERS’ EQUITY

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

NOTE 15 — MANDATORILY REDEEMABLE SERIES A CONVERTIBLE NON-VOTING PREFERRED STOCK

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

In connection with the Private Placement, the Board of Directors determined that the fair value of the common stock component of the June 2007 Unit Offering (see note 15 – Stockholders’ Equity) was greater than the issue prices of the Series A Convertible Non- Voting Preferred Stock of $5.13 per share. Additionally, the fair value of the warrants component combined with the exercise price was determined to be greater than the original issue price of $5.13 for the Series A preferred. Accordingly, the conversion price of the Series A Non-Voting Preferred Stock was not reset in accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments”.

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

The Company believes that it is not probable that the holders of the Series A Preferred would currently elect to convert their shares to common stock because the current trading price of the Company’s common stock is lower than the conversion price. Therefore and under the guidance of EITF D-98, the carrying value of the Series A Preferred Stock as of December 31, 2007 is its original issue amount and does not include any accreted dividends or any other adjustment.

For the year ended December 31, 2007, the Company accreted dividends in the amount of $556,795. As of December 31, 2007 dividends payable to the Series A Preferred shareholders are $556,795 and included in other non current liabilities.

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

NOTE 16 — SHARES HELD IN ESCROW

At the closing of the Merger Transaction, the Company deposited 2,100,003 shares of its Common Stock with a trust company (the “Escrow”), with each shareholder of EBC funding that portion thereof equal to such shareholder’s ownership of EBC Common Stock relative to the other shareholders contributing to the Escrow. The Escrow has been established for the benefit of the Company solely to satisfy any indemnification obligation of EBC arising pursuant to the Merger Agreement. The term of the Escrow is twelve (12) months from the date of closing of the Merger Transaction. On March 28, 2008, the Company filed a Notice of Indemnification Claim with the Escrow Agent.

NOTE 17 — STOCK BASED COMPENSATION PLANS

On March 29, 2007, the shareholders of the Company approved the adoption of the 2007 Stock Incentive Plan (the “Incentive Plan”), which governs stock-based awards up to an aggregate of 12,274,853 shares of the Company’s common stock, including (i) 3,274,853 shares converted from existing EBC options assumed in the Merger Transaction (only 3,187,138 as of the date of the Merger Transaction), (ii) 2,000,000 and 250,000 shares underlying options issuable to Larry Morton and Gregory Fess, respectively, under employment agreements entered in connection with the Merger Transaction, and (iii) 6,750,000 shares reserved for future grants. The purpose of the 2007 Stock Incentive Plan is to enable the Company to attract, retain, reward and motivate officers, directors, employees and consultants of the Company, its subsidiaries or affiliates by providing them with an opportunity to acquire or increase a propriety interest in the Company. The 2007 Stock Incentive Plan became effective upon the closing of the Merger Transaction and is administered by the Compensation Committee of the Board of Directors.

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

As of December 31, 2007, all stock options awarded under the Incentive Plan were granted with exercise prices equal to the market price of the underlying stock as of the date of grant. Under the Incentive Plan options are exercisable after the period or periods specified in the applicable option agreement, but no option can be exercised after 10 years after the date of the grant, and all awards in 2007 expire no later than seven years after the date of the grant.

The following weighted-average assumptions were used in the Black-Scholes option-pricing model to value options granted during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Expected life of options (in years)	4.39	N/A	10.00
Expected volatility	34.4%	N/A	32.2%
Expected risk free interest rate	4.54%	N/A	4.30%
Expected dividend yield	0.0%	N/A	0.0%

A summary of option activity under the Incentive Plan is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Term
Outstanding at January 1, 2007	3,187,138	$4.82
Granted	3,800,000	4.30
Forfeited	(21,930)	5.09
Exercised	0	N/A
Expired	0	N/A
Outstanding at December 31, 2007	6,965,208	$4.53	$0	5.47
Exercisable at December 31, 2007	3,907,898	$4.72	$0	4.77

Stock-based compensation expense for the year ended December 31, 2007 was $2.0 million as compared to $0 in 2006 and 2005. The total deferred tax benefit related thereto was $0 for the year ended December 31, 2007 compared to $0 during the same period in 2006 and 2005. As of December 31, 2007, there was $3.8 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the Incentive Plan, which does not include the effect of future grants of equity compensation, if any. Of the total $3.8 million, we expect to recognize approximately 37.1% in 2008 and the balance in 2009 through 2012. The weighted average period over which the $3.8 million is to be recognized is 2.90 years. The weighted-average grant date fair value was $1.5268 for options granted during 2007.

Under SFAS No. 123(R), options are valued at their date of grant and then expensed over their vesting period. The values of the Company’s options were calculated at the date of grant using the Black-Scholes option-pricing model. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, respectively, was $0 each year. The total fair value of options vested during the years ended December 31, 2007, 2006 and 2005 was $1.1 million, $0 and $0, respectively. The total number of options vesting during the years ending December 31, 2007, 2006 and 2005 was 750,000, 0 and 0, respectively.

NOTE 18 — INCOME TAXES

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

The Company records deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets may not be realized.

Income taxes are reflected in the consolidated statements of operations as follows:

	2007		2006	2005
Deferred Tax Provision (benefit)		$(12,808,779)	$(1,222,868)	(4,220,289)
Change in Valuation Allowance		12,808,779	1,222,868	4,220,289

	$		$-	$-

A reconciliation between income taxes computed at the federal statutory rate and the Company’s income tax rates is as follows:

	2007	2006	2005

Federal income taxes at statutory rate	$(13,418,424)	$(1,097,557)	$(4,323,922)
Sate income taxes net of federal tax benefit	-	(138,486)	(545,577)
Change in valuation allowance	12,808,779	1,222,868	4,220,289
Other	609,645	13,175	649,210

		$-	$-

Components of the net deferred income tax asset (liability) at December 31, 2007 and 2006 relate to the following:

	2007	2006

Deferred Income Taxes
Net operating loss carryforwards	$47,545,803	$30,114,236
Allowance for uncollectible accounts	568,961	590,475
Other	4,364	1,556
	48,119,128	30,706,267
Less valuation allowance	(37,366,846)	(24,558,067)
	10,752,282	6,148,200
Deferred income tax liabilities
Depreciation and amortization	(10,752,282)	(6,148,200)

Net deferred income taxes	$-	$-

At December 31, 2007, the Company has net operating loss carryforwards for federal income tax purposes, which are estimated to be approximately $124.1 million and which expire from tax years 2018 to 2026. The actual amount of net operating losses will be determined at the time the Company’s tax returns are filed. The Company made no payments for income taxes for the years ended December 31, 2007, 2006 and 2005.

The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had no significant unrecognized tax benefits at the date of adoption or at December 31, 2007. Accordingly, the Company does not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for all years after 2003 remain open to examination by the federal and state taxing jurisdictions to which it is subject.

NOTE 19 — COMMITMENT AND CONTINGENCIES

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

Litigation

In connection with the merger between Equity Broadcasting Corporation ("EBC") and the Company, EBC and each member of EBC’s board of directors was named in a lawsuit filed by an EBC shareholder in the circuit court of Pulaski County, Arkansas on June 14, 2006. As a result of the merger between EBC and the Company, pursuant to which EBC merged into the Company, the Company, which was renamed Equity Media Holdings Corporation, is a party to the lawsuit. The lawsuit contains both a class action component and derivative claims. The class action claims allege various deficiencies in EBC’s proxy used to inform its shareholders of the special meeting to consider the merger. These allegations include: (i) the failure to provide sufficient information regarding the fair value of EBC’s assets and the resulting fair value of EBC’s Class A common stock; (ii) that the interests of holders of EBC’s Class A common stock are improperly diluted as a result of the merger to the benefit of the holders of EBC’s Class B common stock; (iii) failure to sufficiently describe the further dilution that would occur post-merger upon exercise of the Company’s outstanding warrants; (iv) failure to provide pro-forma financial information; (v) failure to disclose alleged related party transactions; (vi) failure to provide access to audited consolidated financial statements during previous years; (vii) failure to provide shareholders with adequate time to review a fairness opinion obtained by EBC’s board of directors in connection with the merger; and (viii) alleged sale of EBC below appraised market value of its assets. The derivative components of the lawsuit allege instances of improper self-dealing, including through a management agreement between EBC and Arkansas Media.

In addition to requesting unspecified compensatory damages, the plaintiff also requested injunctive relief to enjoin EBC’s annual shareholder meeting and the vote on the merger. An injunction hearing was not held before EBC’s annual meeting regarding the merger so the meeting and shareholder vote proceeded as planned and EBC’s shareholders approved the merger. On August 9, 2006, EBC’s motion to dismiss the lawsuit was denied. On February 21, 2007, the plaintiff filed a “Motion to Enforce Settlement Agreement” with the court alleging the parties reached an oral agreement to settle the lawsuit. The plaintiff subsequently filed a motion to withdraw the motion to settle and filed a “Third Amended Complaint” on April 10, 2007. This motion added two additional plaintiffs and expanded on the issues recited in the previous complaints. On July 31, 2007, the plaintiff filed a “Fourth Amended Complaint”. This pleading added three new plaintiffs and three new defendants to the proceedings. The three additional defendants bear a fiduciary relationship to three previously named defendants. On July 31, 2007, the plaintiffs filed a “Motion for Class Certification.” Although the motion has been fully briefed by the parties, the plaintiffs have not yet sought a hearing date on the class certification issue. Currently, the parties continue to engage in discovery. No court date has been set for this case.

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

EBC Dissenting Shareholders

In connection with the Merger Transaction (see Note 4 – Merger Transaction) shareholders of EBC representing 66,500 shares of EBC Class A common stock elected to convert their shares to cash in accordance with Arkansas law. The Company recorded a liability in the amount of $368,410 to convert the shares plus $9,970 of accrued interest based on a conversion rate of $5.54 per share plus interest accruing from the date of the Merger Transaction at the rate of 9.78% per annum. On July 10, 2007, the dissenting shareholders were paid $378,380 in cash for the value of their shares including all interest accrued to date. Pursuant to Arkansas Code, the dissenting shareholders exercised their right to contest the Company’s valuation and have demanded payment of an additional $17.78 per share plus accrued interest at 9.78% per annum. In accordance with Arkansas Code, the Company has petitioned the court for a determination of the fair value of the shares and believes its valuation will prevail.

Obligations

The Company is obligated under non-cancelable operating leases for office and station space, tower sites, and broadcast and office equipment. The Company is obligated under contracts for the rights to broadcast certain features and syndicated television programs.

At December 31, 2007, future minimum rental commitments under non-cancelable operating leases with initial or remaining terms in excess of one year are as follows:

2008	$1,690,657
2009	1,387,167
2010	1,144,586
2011	833,265
2012	683,085
Thereafter	3,915,876
$9,654,636

Total rent expense under operating leases for the years ended December 31, 2007, 2006 and 2005 was approximately $2,499,000, $2,191,000, and $1,938,000, respectively.

As of December 31, 2007, certain equipment was leased under capital equipment facilities. Future minimum lease payments under capital leases as of December 31, 2007 are as follows:

2008	$44,546
2009	41,675
2010	32,578
2011	32,781
2012	34,456
Thereafter	-
$186,036

Equipment leased under capital equipment facilities had a cost of $375,795 and accumulated depreciation of $186,273 as of December 31, 2007.

Program Broadcast Rights Payable

The Company entered into agreements for program broadcast rights of approximately $3,927,570 and $2,181,000, which became available in 2007 and 2006, respectively. Program rights that have been contracted for (excluding barter agreements), but were not currently available for airing aggregated approximately $1,682,875 and $1,003,000 and at December 31, 2007 and 2006, respectively.

Future maturities of the Company’s program rights payables are as follows:

2008	$2,094,737
2009	613,400
2010	361,099
2011	141,218
2012	13,000
Thereafter	11,928
$3,235,382

NOTE 20 — RELATED PARTY TRANSACTIONS

Amounts due (to) from affiliates and related parties at December 31, 2007 and December 31, 2006 consist of the following:

	December 31, 2007	December 31, 2006
Univision Communications, Inc.	$(2,295,837)	$(726,003)
Arkansas Media, LLC and affiliates	19,581	(86,462)
Royal Palm Capital Management, LLP	(225,000)	—
Little Rock TV 14, LLC	(78,626)	(67,622)
Actron, Inc.	-	(526,092)
Retro Television Corporation, Inc	(8,224)	-
Other	72,364	16,123

Due (to) from affiliates and related parties	(2,515,742)	(1,390,056)
Less current portion	(2,509,480)	(1,338,557)

Non – current portion	$(6,262)	$(51,499)

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

The Company incurred expenses related to management fees and commissions in the amount of $1,547,581, $1,596,682 and $1,475,282 for the years ended December 31, 2007, 2006 and 2005, respectively, for services rendered to the Company by Arkansas Media, LLC and its affiliates. Additionally, the Company accrued expenses related to operating fees of $24,000, $96,000 and $96,000 for the years ended December 31, 2007, 2006 and 2005, respectively, under LMA’s with Arkansas Media, LLC Subsequent to the Arkansas Media Settlement, the Company determined that an additional $37,416 in fees and commissions were due to Arkansas Media, LLC for services performed during the three month period ended March 31, 2007. These fees were paid in full on April 16, 2007.

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

Royal Palm has agreed to defer receipt of its management fee so long as the obligation to the lenders under the credit agreement remains outstanding.

Certain officers and directors of Royal Palm also serve as officers and directors of the Company. For this reason, Royal Palm is generally prohibited from engaging in activities competitive with the business of the Company post-closing, unless such restriction is waived by the Board of Directors of the Company.

Management fees of $1,125,000 and general and administrative expenses of $40,545 were incurred by the Company for the year ended December 31, 2007 for services rendered by Royal Palm Partners, LLC. As of December 31, 2007, the Company has recorded prepaid expenses of $100,000 representing amounts advanced to Royal Palm pursuant to the management services agreement.

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

Univision also acts as the national sales agent for the Company’s Spanish-language television stations. The Company pays Univision a 15% commission on those sales. The Company also operates its Salt Lake City Univision television station, KUTH through a local marketing agreement (LMA) with Univision. The Company incurred expenses related to commissions in the amounts of $676,255, $312,180, and $150,083 for the years ended December 31, 2007, 2006 and 2005, respectively for sales made on behalf of the Company by Univision. Additionally, the Company accrued expenses related to operating fees of $323,338, $319,924 and $332,981 for the years ended December 31, 2007, 2006 and 2005, respectively under the LMA with Univision.

Royal Palm has agreed to defer receipt of its management fee so long as the obligation to the lenders under the credit agreement remains outstanding.

RTN Intellectual Property Agreement

Prior to the Merger Transaction, the Company entered into an intellectual property agreement with Retro Television Network, Inc., a company controlled by Larry Morton, a director, former President and CEO of the Company and current Chairman, President and CEO of Retro Programming Services, Inc, a wholly owned subsidiary of the Company. Under the terms of the agreement, Retro Television Network, Inc. assigned 100% of the creative and intellectual rights for the Retro Television Network (“RTN”) to the Company in exchange for a ten (10) percent royalty fee to be paid solely from the revenues of non-Company owned stations that utilize the RTN concept and/or affiliate with RTN. The agreement also provides that in the event the Company was to sell its assigned rights in RTN to an unrelated third party, Retro Television Network, Inc., at its option, may convert the royalty fee to a twenty (20) percent interest of the sales proceeds. As of December 31, 2007, royalty fees in the amount of $8,224 have been accrued, and no royalty fees were paid to Retro Television Network, Inc. for the years ended December 31, 2007, 2006 or 2005, respectively.

NOTE 21 — CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash. Management generally does not require collateral to support accounts receivable. However, accounts receivable are comprised of a diversified customer base that results in a reduction in the concentrations of credit risk. In addition, the Company employs credit-monitoring policies that, in management’s opinion, effectively reduce any potential credit risk to an acceptable level. Credit losses have been within management’s expectations based on the Company’s credit monitoring polices and ongoing relationships with its customers.

Cash accounts at financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2007 and 2006 and at various times throughout these years, the Company maintained balances in excess of that federally insured limit. The accounts at the brokerage firm contain cash and cash equivalents, and balances are insured up to $500,000, with a limit of $100,000 for cash, with the Securities Investor Protection Corporation (“SIPC”). At December 31, 2007 and 2006 and at various times throughout these years, the Company maintained balances in excess of that insured limit.

NOTE 22 — EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution plan covering substantially all of the Company’s employees. The plan is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of the plan, eligible participating employees may elect to contribute up to the maximum amount of tax deferred contribution allowed by the Internal Revenue Code (15% of wages or $13,000, whichever is less). The Company matches a portion of such contributions up to a maximum percentage of the employees’ compensation (50% of employee contributions, not to exceed $1,000 per employee annually). The Company’s contributions to the plan for the years ended December 31, 2007, 2006 and 2005 were $35,241, $31,353, and $34,727, respectively.

NOTE 23 — SUBSEQUENT EVENTS

Refinancing of Credit Facility

On February 13, 2008, Equity Media Holdings Corporation (“Company”) entered into a new credit facility with Silver Point Finance, LLC and Wells Fargo Foothill, Inc. This agreement refinances the existing credit facility with the same parties and provides Equity Media with the release of certain reserves. In order to comply with certain provisions of the new agreement, the Company agreed to pursue the sale of certain assets. Prior to the amendment and restatement of the credit facility in February 2008, the Company was subject to certain financial covenants, including among others, that the Company meet minimum revenue and EBITDA levels. At December 31, 2007, the Company was not in compliance with these covenants. However, after the amendment and restatement of the credit facility, the Company’s previous events of default were waived and eliminated. ( See Note 13 – Notes Payable.)

On March 20, 2008, the Company entered into an amendment (“Amendment”) to its Third Amended and Restated Credit Agreement (“Credit Agreement”) with Silver Point Finance, LLC and Wells Fargo Foothill, Inc. Under the terms of the Amendment, the lender group has agreed to forbear from exercising certain of their rights and remedies with respect to designated defaults under the Credit Agreement through the earlier of (a) April 18, 2008 and (b) the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to enter into agreements with respect to the sale of certain of its assets and the Company’s failure to secure approvals for, and meet other criteria with respect to, financing alternatives necessary to meet the Company’s immediate capital requirements. Pursuant to the Amendment the Lenders may exercise any and all remedies available under the Credit Agreement, including making the loan immediately due and payable.

Changes in Management

On January 10, 2008, the Board of Directors appointed Patrick G. Doran as Chief Financial Officer.

On February 11, 2008, the Board of Directors of Equity Media Holdings Corp. (“EMHC”) appointed Henry G. Luken III, the existing Chairman, to the positions of President and CEO of EMHC.  The Board of Directors also appointed Larry E. Morton, the President and CEO prior to Mr. Luken, to the positions of Chairman, President and CEO of Retro Programming Services, Inc., a wholly owned subsidiary of EMHC, and dedicate his efforts to the continued growth of the Retro Television Network (“RTN”).

New RTN affiliates and contracts

The following table shows stations that have been launched as RTN affiliates since December 31, 2007.

DMA Ranking	Station	DMA	Launched
70	WBAY-DT2	Green Bay	1/2/08
56	WTEN-DT	Albany	1/7/08
8	WSB-DT	Atlanta	1/28/08
14	KIRO-DT	Seattle-Tacoma	1/28/08
67	WSET-DT	Roanoke-Lynchburg	2/21/08
114	KWSD	Sioux Falls	2/28/08
19	WRDQ-DT	Orlando	3/3/08
118	WSFA	Montgomery-Selma	3/3/08
35	KUSG	Salt Lake City	3/17/08

Since December 31, 2007, RTN has signed affiliation contracts with the following stations in the following markets:

Station	DMA
WJLA-TV	Washington DC
WHTM-TV	Harrisburg-Lancaster, PA
WSET-TV	Roanoke-Lynchburg, VA
KAUN	Sioux Falls, SD
KUSG	Salt Lake City, UT

NOTE 24 - SEGMENT DATA

The Company operates its business in three primary reporting segments; the Television Group, Retro Television Network (RTN), and Uplink Services. Operations of the Television Group consist of the sale of air time for advertising, the production and broadcasting of news, and the broadcasting of entertainment and other programming through the Company’s television stations. Operations of RTN consist primarily of the combination of popular entertainment programs of past decades with local sports, weather and news to provide a customized digital feed to its affiliate television stations. Uplink Services operations include the provision of programming, traffic, accounting and billing services to Company-owned television stations and third party broadcasters through the Company’s centralized facility in Little Rock, Arkansas. The Company does not allocate corporate overhead or the eliminations of intercompany transactions to the primary reporting segments.

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Broadcast Revenue
Television	$27,876	$29,896	$27,063
Retro Television Network	460	109	-
Uplink Services	586	836	1,050
Corporate and eliminations	(659)	(446)	(641)
	$28,264	$30,395	$27,471

Depreciation and amortization
Television	$2,270	$1,854	$2,351
Retro Television Network	16	-	-
Uplink Services	1,301	965	876
Corporate and eliminations	573	464	426
	$4,160	$3,283	$3,652

Segment operating income (loss)
Television	$(9,098)	$(6,499)	$(6,813)
Retro Television Network	(1,673)	(188)	-
Uplink Services	(1,412)	(592)	(1,008)
Corporate and eliminations	(21,659)	(7,406)	(6,346)

Consolidated	$(33,842)	$(14,684)	$(14,167)

Impairment charge	-	200	1,689

Operating income (loss)	(33,842)	(14,884)	(15,856)

Capital Expenditures
Television	1,772	1,647	1,518
Retro Television Network	506	-	-
Uplink Services	3,663	825	795
Corporate and eliminations	1,441	258	76
Consolidated	$7,382	$2,730	$2,389

Total Assets
Television	90,589	89,233	94,803
Retro Television Network	3,014	438	-
Uplink Services	10,184	7,211	6,521
Corporate and eliminations	9,946	5,178	10,325
Assets held for sale (Television)	9,521	12,353	8,509
Consolidated	$123,254	$114,413	$120,159

NOTE 25 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006 (in thousands, except per share data):
Year ended December 31, 2007:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Broadcast revenue	$6,774	$7,015	$7,508	$6,967	$28,264
Net income (loss)	(14,013)	(9,442)	(7,656)	(9,631)	(40,742)
Net loss available to common shareholders	(26,148)	(9,627)	(7,841)	(9,818)	(53,434)

Net income (loss) available to common shareholders per share, basic and diluted	$(1.02)	$(0.25)	$(0.19)	$(0.23)	$(1.46)

Year ended December 31, 2006:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net revenue	$7,274	$8,654	$7,148	$7,319	$30,395
Net income (loss)	(4,559)	(4,440)	(5,205)	20,318	(3,228)

Net income (loss) per share, basic and diluted	$(0.18)	$(0.18)	$(0.21)	$0.80	$(0.13)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

[Place Holder for Report]

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2007. Based on the evaluation and the material weaknesses noted below, management concluded that the disclosure controls and procedures were not effective as of December 31, 2007.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control system is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (U.S. GAAP).

The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), referred to as the Internal Control - Integrated Framework. The objective of this assessment is to determine whether the Company's internal control over financial reporting was effective as of December 31, 2007. As a result of management’s work, management has concluded that there was an ineffective control environment over the Company’s financial reporting.

Management has identified the following specific material weakness in the Company's internal control over financial reporting as of December 31, 2007:

(i)
We did not maintain effective internal controls over the preparation, review, and approval surrounding certain account reconciliations, journal entries and accruals; including and related to analysis and evidence of management review.

Planned remediation for 2008 includes:

The Company recently hired a new Chief Financial Officer, established a Chief Accounting Officer position and added a financial analyst to the accounting and finance department. With these additions, the Company is in the process of establishing more robust reconciliation and review procedures.

Despite our assessment that our system of internal control over financial reporting was ineffective and the above disclosed material weakness, we believe that our consolidated financial statements contained in this Form 10-K filed with the SEC fairly present our financial position, results of operations and cash flows for all years covered thereby in all material respects. We also received an unqualified audit report from our independent registered public accounting firm on those consolidated financial statements.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to affect the Company’s internal control over financial reporting.

ATTESTATION REPORT OF THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

See page F-2 of this Annual Report on Form 10-K for the attestation report of Moore Stephens Frost PLC., the Company’s independent registered public accounting firm, which is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following tables sets forth the names, ages and offices of the present executive officers and directors of the Company. The periods during which such persons have served in such capacities are indicated in the description of business experience of such person below.

Directors

Name and Age		Principal Occupation and Business Experience
Henry G. Luken III,	48
Chairman of the Board of Directors since March 30, 2007. Mr. Luken has served as Chairman of Covista Communications, a publicly-held global exchange telephone company since 1999 and has extensive business and telecommunications experience. Prior to purchasing a major interest in Covista in 1999, Mr. Luken founded long distance telephone service re-sellers Telco Communications and Long Distance Wholesale Club in 1993. Telco was a pioneer in dial-around long distance service with Dial and Save, Inc., which grew into a successful telecommunications company and was sold to Excel Communications in 1997 for $1.2 billion. Mr. Luken also owns interests in several TV and radio stations.

Larry E. Morton	60
Director since March 30, 2007 and served as President and CEO until February 11, 2008. Mr. Morton is one of the founders of Equity Broadcasting Corporation (“EBC”), the predecessor to Equity Media Holders Corporation (“EMHC”). Mr. Morton was a member of EBC’s Board of Directors from its inception in 1998. Prior to forming EBC, Mr. Morton was the President/Manager of Las Vegas Media, LLC and Kaleidoscope Affiliates, LLC, media companies that were the predecessor entities to EBC, from 1994 to 1998. Mr. Morton was very involved in the creation of EMHC’s C.A.S.H. System, which gives the company a programming distribution method that allows for greater cable carriage and lower capital and operating costs at each station, and in the development of RTN, EMHC’s new programming concept that is designed to help broadcasters maximize the value of their digital broadcast spectrum.

Robert B. Becker	59
Director since March 30, 2007. Mr. Becker was a member of EBC’s Board of Directors since June 30, 2000. Since its formation in September 1986, Mr. Becker has been the President of Robert B. Becker, Inc., a private consulting company specializing in business combinations, new business initiatives and contractual negotiations in the broadcasting, entertainment, media and communications segments. Mr. Becker recently served as the Chief Financial Officer, Treasurer, Secretary and a member of the Board of Directors of Juniper Partners Acquisition Corp., a publicly traded blank check company that has filed a Form S-4 to purchase Firestone Communications, Inc. Firestone is a privately owned diversified media and communications company. From 1989 to 1991, he served as Chief Financial Officer and Treasurer of Memry Corporation, a publicly traded company that develops and markets new products. From 1980 until entering the consulting business, Mr. Becker served as Vice President and Controller of HBO, and Director of Programming Finance of HBO from 1978 to 1980. Prior to this, he held various positions in the financial department of Time, Inc.

Robert Farenhem	37
Director since March 30, 2007. Mr. Farenhem is a partner and co-founder of Royal Palm Capital Partners, a private investment firm. Mr. Farenhem serves as President of Devcon International Corp. and sits on the boards of Equity Media Holdings Corporation and American Residential Services. Mr. Farenhem was the Executive Vice President of Strategic Planning and Corporate Development for publicly-held Bancshares of Florida and Chief Financial Officer for Bank of Florida from February 2002 to April 2003. Previously, Mr. Farenhem was an investment banker with Banc of America Securities from October 1998 to February 2002, advising on mergers and acquisitions, public and private equity, leveraged buyouts, and other financings.

Michael Flynn	59
Director since March 30, 2007. Mr. Flynn has served on the board of Airspan Networks, Inc., since 2003, a provider of broadband wireless equipment and is on the boards of iLinc, a provider of web collaboration and audio conferencing services as well as privately held GENBAND and Calix, both manufacturers of next generation broadband access and Voice over IP telecom equipment. He was a Director of WebEx from 2004 to 2007, when it was acquired by Cisco. Prior to his retirement in March 2004, Mr. Flynn served as Assistant to the Chief Executive Officer of Alltel Corporation. From April 19978 to May 2003, Mr. Flynn served as Group President of Communications of Alltel. From June 1994 to April 1997, Mr. Flynn served as President of the Telephone Group of Alltel.

Manuel Kadre	42
Director since March 30, 2007. Mr. Kadre is the Vice President and General Counsel of the de la Cruz Companies (Eagle Brands, Inc., Coca-Cola Puerto Rico Bottlers, Caribbean Bottlers Trinidad & Tobago, CCPRB (Jamaica) Ltd. And Coca-Cola St. Maarten) since 1995. In 2006 Mr. Kadre assumed the role of President of CC1 Caribbean Importers LLC, the companies’ import company for the Caribbean. Mr. Kadre also serves in an executive role with AutoNation, Inc. a publicly traded Fortune 500 company since 1997. Mr. Kadre was a member of the law firm of Murai, Wald, Biondo & Moreno from 1991 to 1994 and served as Judicial Law Clerk to the Honorable Federico Moreno, United States District Judge, Southern District of Florida from 1990 to 1991.

John E. Oxendine	65
Director since March 30, 2007. Mr. Oxendine has been a lender and investor in the broadcast industry for over twenty years; primarily investing in minority owned or controlled companies. Mr. Oxendine is currently Chairman, President and CEO of Broadcast Capital, Inc., a Virginia corporation (“Broadcap”), and President and CEO of Blackstar Management, LLC, a Florida limited liability company which provides consulting services to the communications industry. Mr. Oxendine served as Broadcap’s President from 1981-1995 and has served as Board Chairman from 1999 to present, reassuming the positions of President and CEO in January 2004. Mr. Oxendine also served from 1981-1995 as President, and as Board Chairman from 1999 to Present, of Broadcast Capital Fund, Inc. (“BCFI”), incorporated in 1987, which had as its principal business the acquisition, ownership and operation of commercial television stations. Prior to joining Broadcap in 1981, Mr. Oxendine served as Acting Chief of the Financial Assistance Division-FSLIC of the Federal Home Loan Bank Board, and from 1974 to 1979; he was an Assistant Manager at the First National Bank of Chicago, with overseas assignments in London and Mexico. From 1972 to 1974, Mr. Oxendine held positions with Korn Ferry Associates in Los Angeles, and from 1971 to 1972 with Fry Consultants in San Francisco.

Michael Pierce	56
Director since March 30, 2007. Mr. Pierce is the owner of Papa John’s Pizza franchises operating in Arkansas, Missouri and Oklahoma since 1991 and the owner of RLB Propertys LLC, a Real Estate investing and development company which he founded in 1990. Mr. Pierce has also served on Papa John’s Pizza Board of Directors from 1993 (initial IPO) until 2003 and served on various committees including Chairman of Audit Committee and is presently Vice Chairman of Franchise Advisory Council. Mr. Pierce currently serves on the Board of Baptist Health Hospital.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term.

Committees of the Board of Directors

The Board of Directors has the following three standing Committees: The Nominating and Corporate Governance Committee; the Audit Committee and the Compensation Committee.

Nominating Committee

The Nominating Committee consists of Messrs. Michael T. Flynn and Manny Kadre. The Nominating Committee did not meet during 2007. The members of the committee are “independent” as defined in the marketplace rules which govern NASDAQ Stock Market. The purpose of the Nominating Committee is to identify individuals qualified to serve on EMHC’s Board of Directors, recommend persons to be nominated by the Board of Directors for election as directors at the annual meeting of stockholders, recommend nominees for any committee of the Board of Directors, develop and recommend to the Board of Directors a set of corporate governance principles applicable to EMHC and to oversee the evaluation of the Board of Directors and its committees. The Nominating Committee operates under a written charter adopted by the Board of Directors in April 2007.

Audit Committee Financial Expert

The Audit Committee consists of Messrs. Robert B. Becker (Chairman), John E. Oxendine and Mike W. Pierce. The Audit Committee met five times during 2007. The purpose of the Audit Committee is to oversee the quality and integrity of EMHC’s accounting, internal auditing and financial reporting practices, to perform such other duties as may be required by the Board of Directors, and to oversee EMHC’s relationship with its independent registered public accounting firm. The members of the Audit Committee are “independent” as that term is defined in the National Association of Securities Dealers Listing Standards. The Board of Directors has determined that Mr. Becker is an “audit committee financial expert” in accordance with the applicable rules and regulations of the SEC. The Audit Committee operates under a written charter adopted by the Board of Directors in April 2007.

Compensation Committee

The Compensation Committee consists of Messrs. John E. Oxendine (Chairman), Robert B. Becker and Michael T. Flynn. The Compensation Committee met three times in 2007.

The Compensation Committee makes all decisions about the compensation of the Chief Executive Officer and also has the authority to review and approve the compensation for the Company’s other executive officers. The primary objectives of the Compensation Committee in determining total compensation (both salary and incentives) of the Company’s executive officers, including the Chief Executive Officer, are (i) to enable the Company to attract and retain highly qualified executives by providing total compensation opportunities with a combination of elements which are at or above competitive opportunities, (ii) to tie executive compensation to the Company’s general performance and specific attainment of long-term incentive for future performance that aligns stockholder interests and executive rewards.

The purpose of the Compensation Committee is to establish compensation policies for Directors and executive officers of EMHC, approve employment agreements with executive officers of EMHC, administer EMHC’s stock option plans and approve grants under the plans and make recommendations regarding any other incentive compensation or equity-based plans. The Compensation Committee operates under a written charter adopted by the Board of Directors in April 2007.

Additional Information concerning the Board of Directors

Compensation of Directors

2007 DIRECTOR COMPENSATION TABLE

The following table sets forth information concerning compensation to each of our directors (excluding the Named Executive Officer who is also a director disclosed in the Summary Compensation Table) during the fiscal year ended December 31, 2007:
Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Henry G. Luken III,	$-	$-	$-	$-	$-	$-	$-
Larry Morton	-	-	-	-	-	-	-
Robert B. Becker	25,750	-	3,612	-	-	1,027	30,389
Robert Farenhem	-	-	-	-	-	-	-
Michael Flynn	20,500	-	3,612	-	-	-	24,112
Manuel Kadre	15,000	-	3,612	-	-	-	18,612
John Oxendine	24,500	-	3,612	-	-	181	28,293
Michael W. Pierce	19,000	-	3,612	-	-	-	22,612

(1)
Represents the amount recognized as compensation expense in the Company’s financial statements in accordance with SFAS No. 123(R) with respect to all stock options awarded to our directors. See the notes to the Company’s consolidated financial statements found elsewhere in this 2007 Form 10-K for discussion of the assumptions made in the valuation of these awards. The amount recognized for financial statement reporting purposes is recognized ratably over the vesting term of the awards. The aggregate option awards outstanding for each person in the table set forth above as of December 31, 2007 are as follows, excluding Directors who are also Named Executive Officers and whose option awards are listed elsewhere in this Form 10-K.:

Name	Vested	Unvested
Henry G. Luken III,	0	0

Robert B. Becker	23,930	18,000
Robert Farenhem	0	0
Michael Flynn	2,000	18,000
Manuel Kadre	2,000	18,000
John Oxendine	2,000	18,000
Michael W. Pierce	2,000	18,000

Stock options vest equally monthly until the award is fully vested on the fifth anniversary of the grant date and expire seven years from the date of grant.

(2)	Represents reimbursed travel expenses incurred to attend board of directors meetings.

Executive Officers

Name	Age	Position within the Company(1)

Henry G. Luken III	48	Chairman of the Board, President & Chief Executive Officer
Larry E. Morton	60	Chairman, CEO & President of Retro Programming Services Inc.
Thomas M. Arnost	61	President & CEO – Broadcasting Station Group
Patrick Doran	51	Chief Financial Officer
Mark Dvornik	45	Executive Vice President – Retro Television Network
Mario B. Ferrari	30	Chief Strategic Officer
Gregory Fess	51	Senior Vice President & COO
Glenn Charlesworth	56	Vice President & Chief Accounting Officer
James Hearnsberger	56	Vice President – Finance & Administration

(1)	Executive officers based on positions held as of March 28, 2008

Henry G Luken, III, Chairman of the Board since the March 2007 merger and President and Chief Executive Officer and since February 11, 2008. Mr. Luken has served as chairman of Covista Communications, a publicly-held global exchange telephone company, since 1999 and has extensive business and telecommunications experience. Prior to purchasing a major interest in Covista in 1999, Mr. Luken founded long distance telephone service re-sellers Telco Communications and Long Distance Wholesale Club in 1993. Telco was a pioneer in dial-around long distance service with Dial and Save, Inc, which grew into a successful telecommunication company and was sold to Excel Communications in 1997 for $1.2 billion. Most recently Mr. Luken moved Covista’s headquarters from Little Falls, New Jersey to Chattanooga, Tennessee. Mr. Luken also owns interests in several TV and radio stations.

Larry E. Morton, Chairman, President and CEO of Retro Programming Services, Inc. served as President and CEO until February 11, 2008 and is one of the founders of EBC and has been a member of EBC’s board of directors since EBC’s inception in 1998. Prior to forming EBC, Mr. Morton was the President/ Manager of Las Vegas Media, LLC and Kaleidoscope Affiliates, LLC, media companies that were the predecessor entities to EBC, from 1994 to 1998. Mr. Morton was very involved in the creation of EMHC's C.A.S.H. ™  System, which gives the company a programming distribution method that allows for greater cable carriage and lower capital and operating costs at each station, and in the development of RTN, EBC’s new programming concept that is designed to help broadcasters maximize the value of their digital broadcast spectrum. Mr. Morton is a graduate of the United States Air Force Academy, where he received a B.S. in Economics. He also graduated from the University of Arkansas where he received a B.S. in Accounting and a Masters in Business Administration.

Thomas M Arnost, President/ CEO of EBC Station Group, served as the former Co-President of Univision Communications, Inc. (NYSE: UVN) Station Group, where he joined the company in 1994 following the 1992 acquisition of Univision by A. Jerrold Perenchio for $550 million. Mr. Arnost served as Co-President of Univision Television Group, which owns and operates 62 television stations in major U.S. Hispanic markets and Puerto Rico, from 1997 to 2005, and prior to that as Executive Vice President of Univision Television Group from 1994 to 1996. He also served as Station Manager for KMEX-TV in Los Angeles, Univision’s flagship station, in 1994. In 2002, Mr. Arnost helped oversee the very successful launch of the Telefutura Station Group, which has since, significantly contributed to Univision’s overall revenue growth. During Mr. Arnost’s tenure, total station group revenue grew from under $120 million in 1993 to over $650 million in 2005. Previously, from 1985 to 1993, Mr. Arnost served as General Sales Manager for Tribune Broadcasting Station Group, KTLA-TV in Los Angeles. Positions prior to 1985 included: 1984, Local Sales Manager Golden West Broadcasting, KTLA-TV, 1980-1984, National Sales Manager Golden West Broadcasting, KTLA-TV, and Mr. Arnost started his broadcast career at Petry Media Television, where he served as Account Executive from 1973 to 1979. Mr. Arnost graduated from the University of Arizona with a B.A. degree in Business Administration and a major in finance.

Patrick Doran, Chief Financial Officer, joined the Company on January 10, 2008 after serving as consultant for two months. Prior to joining the Company, Mr. Doran was retained on a consulting basis by Orbit Brands Corporation, a publicly held holding company for various diversified subsidiaries, from 2006 to 2007 to act as interim chief financial officer in connection with its restructuring. From 2003 to 2005, he served as President and chief operating officer of Malibu Beach Beverage Group, a specialty beverage manufacturer. From 1997 to 2006 he served in various executive capacities, including President and chief operating officer, of CTN Media Group, an owner of media and online properties targeted at young adults. In this capacity he oversaw the acquisition of CTN’s assets by MTV in 2002 and CTN’s subsequent wind down following the sale of such assets. Mr. Doran also has worked in various executive and managerial capacities in auditing, syndication, licensing and distribution with many leading media and entertainment companies, including Turner Pictures Worldwide, TBS-Syndication and Licensing Group, MGM/UA and Columbia Pictures.

Mario B. Ferrari Chief Strategic Officer, has been a director and vice president of Coconut Palm Acquisition Corp. since April 2005. Mr. Ferrari is a co-founder of RPCP, a private equity investment and management firm, where he has been a partner since July 2002. RPCP focuses on making investments in industries poised for consolidation and growth and partners with world class management teams in respective industries. Mr. Ferrari has also served as a director of publicly-held Devcon International Corporation, a provider of electronic security services, since July 2004 and as vice chairman of publicly-held Sunair Services Corporation, a provider of pest control and lawn care services, since February 2005. From June 2000 to June 2002, he was an investment banker with Morgan Stanley & Co. Previously, Mr. Ferrari co-founded PowerUSA, LLC, a retail renewable energy services company, in October 1997 and was a managing member until September 1999. Mr. Ferrari graduated from Georgetown University, where he received his B.S., magna cum laude, in Finance and International Business.

Gregory Fess, Senior Vice President and COO, is one of the founders of EBC and was a member of EBC’s board of directors since its inception in 1998. Previously, Mr. Fess was a member of the management committee for Las Vegas Media, LC and Kaleidoscope Affiliates from 1995 to 1998. He has had extensive experience in the acquisition, development and operations of EBC stations, including the launching of EBC’s Univision and Telefutura stations. Under his leadership, revenue at these stations has experienced significant growth over the past few years. Mr. Fess is a graduate of the University of Arkansas, where he received a B.A. in Marketing and a Masters in Business Administration. Mr. Fess currently serves on the Arkansas Broadcasters Association Board.

Mark Dvornik Executive Vice President of Retro Television Network, served as Executive Vice President and General Sales Manager for Paramount Television Group from September 2001 to January 2007. Previously, from 1999 to 2001, Mr. Dvornik served as Senior Vice President, General Sales Manager in Los Angeles with Paramount. During this time, Paramount assumed control of Worldvision and Rysher first-run and off-net sales, taking the Paramount library to over 55,000 hours of television. Mr. Dvornik previously served as Vice President, Southwestern Regional Manager from 1995 to 1998, Vice President, Southwestern Regional Manager from 1992 to 1995, Southwestern Division Manager from 1990 to 1992, Central Division Manager from 1988 to 1990 and Account Executive from 1986 to 1988. Mr. Dvornik joined Paramount in 1985 as a sales trainee based in Los Angeles. Mr. Dvornik earned a Bachelor of Arts degree in English and Film from the University of Florida.

Glenn Charlesworth, Vice President and Chief Accounting Officer has been with EBC since 2001 serving as Controller and Interim Chief Financial Officer until January 10, 2008. He oversees the accounting department and is responsible for financial reporting duties. Mr. Charlesworth has over 25 years experience in public accounting and has previously worked for Cytomedix, Inc, a publicly-traded biotechnology company, as CFO and Vice President of Finance. Mr. Charlesworth is a graduate of the University of Arkansas, where he received a B.S. in Business Administration. Mr. Charlesworth is a member of the American Institute of CPAs.

James Hearnsberger, Vice President — Administration and Finance, has been vice president of administration with EBC since its 1998 inception. During this time he has been active in all areas of the development of the company including property acquisition, disposition and management, finance, insurance and project development. Mr. Hearnsberger is a graduate of Hendrix College, where he received a B.S. in Economics. Mr. Hearnsberger is also a graduate of the University of Arkansas, where he received his Masters in Business Administration.

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

Based solely on copies of such forms received or written representations from certain Reporting Persons, we believe that, during the fiscal year ended December 31, 2007, all filing requirements applicable to the Reporting Persons were complied with.

Code of Ethics

In December 2005, the Board of Directors adopted a Code of Ethics that applies to our directors, officers and employees. A copy of our code of ethics has been attached as an exhibit to its Annual Report on Form 10-K for the year ended December 31, 2005. Requests for copies of our Code of Ethics should be sent in writing to Equity Media Holdings Corporation, #1 Shackleford Drive, Suite 400, Little Rock, Arkansas 72211, Attention: Corporate Secretary.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

In this Compensation Discussion and Analysis, we provide a detailed discussion and analysis of our compensation program and policies and the critical factors that are considered in making compensation decisions.

Throughout Item 11 of this Form 10-K , the individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during fiscal 2007, along with the other five most highly-compensated executive officers, are collectively referred to as the “Named Executive Officers” (or “NEOs”).

Overview and Role of Compensation Committee

The Compensation Committee of the Board of Directors (the “Compensation Committee”) establishes compensation policies for the directors and executive officers of Company, including the Named Executive Officers. The Compensation Committee approves the employment agreements with the executive officers of Company, administers Company’s stock option plans, approves grants under such plans and makes recommendations regarding other incentive compensation or equity-based plans provided to the Named Executive Officers and other executive officers.

Compensation Philosophy and Objectives

Our objective is to compensate Company’s NEOs in the manner best designed to create long-term value for its stockholders. The primary objectives of our executive compensation program are to attract talented NEOs to manage and lead the Company, reward them for operating and financial performance and to encourage them to strive to achieve excellent operating and financial results for the Company and its stockholders over the longer term.  To achieve these objectives, we maintain a compensation structure consisting of an appropriate blend designed to allow us to appropriately reward performance while simultaneously encouraging both retention and longer term operating success.  These elements consist of salary, annual cash bonus, equity incentive compensation and other benefits.  Many of these elements simultaneously meet both our near-term and long-term compensation goals.

Elements of Compensation

The principal elements of the Company’s executive compensation consist of the following:

•	Base Salary

•	Annual Cash Bonuses

•	Stock Options

•	Health Benefits

•	Severance Benefits and Change in Control Provisions

Base Salary

The annual base salary of many of the Company’s Named Executive Officers is established in an employment agreement executed with each individual (see “Employment Agreements” in this document). The base salary is established based on the scope of the executive’s responsibilities. The remaining NEO is employed at-will. Annual salary increases for the Named Executive Officers are generally consistent, on a percentage basis, with those received by non-executive employees.

Annual Cash Bonuses

Under the terms of their employment agreements, certain NEOs are eligible to earn targeted annual cash bonuses. These are outlined later. The Company does not utilize defined formulas for bonuses paid to its executive officers, including its NEOs. The payment of cash bonuses are as outlined in employment agreements.

Stock Options

The Company believes that the granting of stock options is the most appropriate form of long-term compensation since it provides incentive to promote the long-term success of the Company in line with stockholders’ interest. The Company’s stock option plans are intended to motivate and reward the executive officers and to retain their continued services while providing long-term incentive opportunities including the participation in the long-term appreciation of our common stock value.

The number of stock options awarded to any executive officer during a given year is determined by the Compensation Committee.

During 2007, the Compensation Committee awarded stock options to the NEOs upon the closing of the Merger between the Company and Equity Broadcasting Corporation and throughout the year based on the recommendation of the Chief Executive Officer and pursuant to employment agreements.

The Company currently maintains one equity compensation plan, the 2007 Stock Incentive Plan, (the “Equity Plan”), which provide for the granting of stock options and other stock-based awards. Awards made under the Company’s Equity Plan have consisted exclusively of the granting of incentive stock options and non-qualified stock options. With certain limited exceptions, stock option awards vest 20% per year over a five-year period, dependent on continued employment. The exercise price of stock options may not be less than the closing market price of the Company’s Class A Common Stock on the date of grant. Stock option awards must be exercised within seven years of the date of grant of the option, subject to earlier expiration upon termination of the individual’s employment. The provisions of the Equity Plan limit the number of options that may be granted to any one individual in a calendar year.

Perquisites and Other Compensation

All other compensation for the Named Executive Officers includes healthcare insurance premiums and group life insurance paid by the Company and 401(k) plan matching contributions.

Health Benefits

All full-time employees, including our Named Executive Officers, may participate in our health benefit program, including medical, dental and vision care coverage, short-term disability insurance and life insurance.

Severance Benefits and Change in Control Provisions

All but one of our Named Executive Officers have entered into employment agreements with us. The various employment agreements, among other things, provide for severance compensation to be paid to the executives if they are terminated upon change of control of the Company, or for reasons other than cause or if they resign for good reason, as defined in the agreement.

Determination of 2007 Compensation

The Compensation Committee reviewed compensation levels for the Named Executive Officers for 2007 and considered various factors, including the executive’s job performance. For the executive officers other than the Chief Executive Officer, the Compensation Committee considers the recommendations of the Chief Executive Officer. The Compensation Committee approved the primary components of compensation for each Named Executive Officer, including their annual cash bonus and grant of stock options.

Employment Agreements

The Company currently has an employment agreement in place with all but one of its Named Executive Officers. The following is summarized information related to the base salary, annual cash bonus and severance compensation and termination provisions contained in the employment agreement of each Named Executive Officer.

Larry E. Morton

Mr. Morton was employed in 2007 as President and Chief Executive Officer under an employment agreement with us. The term of the agreement expires on March 30, 2010. Mr. Morton will serve as Vice Chairman of the Board of Directors for the two years following the expiration of his employment agreement. Under the agreement, effective as of March 30, 2007, Mr. Morton’s base salary was $520,000. In addition to his base salary, Mr. Morton was granted 2,000,000 stock options per his employment agreement which vest 25% upon the date of the agreement and 25% on each anniversary thereafter for a period of three years. Mr. Morton is entitled to maximum participation of Company’s Management Incentive Compensation Plan. In the event of termination upon change of control or for reasons other than cause, or if Mr. Morton resigns for good cause, as defined in the agreement, Mr. Morton is eligible to receive his base salary for the greater of a period of twelve months or the time remaining under his employment agreement and Mr. Morton is eligible to receive continued coverage under the Company’s healthcare insurance plan in accordance with the continuation requirements of Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for the term of the agreement with premiums paid by Company. In the event of death or disability, Mr. Morton is entitled to all benefits and compensation under the term of the agreement. In the event of death all payments shall be made to Mr. Morton's spouse or children.

Gregory W. Fess

Mr. Fess is employed Vice President under an employment agreement with us. The term of the agreement expires on March 30, 2010. Under the agreement, effective as of March 30, 2007, Mr. Fess’ base salary was $315,000. In addition to his base salary, Mr. Fess was granted 250,000 stock options per his employment agreement which vest 25% upon the date of the agreement and 25% on each anniversary thereafter for a period of three years. Mr. Fess is entitled to maximum participation of Company’s Management Incentive Compensation Plan, with a minimum amount of not less than $500,000. In the event of termination upon change of control or for reasons other than cause, or if Mr. Fess resigns for good cause, as defined in the agreement, Mr. Fess is eligible to receive his base salary for the greater of a period of twelve months or the time remaining under his employment agreement and Mr. Fess is eligible to receive continued coverage under the Company’s healthcare insurance plan in accordance with the continuation requirements of Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for the term of the agreement with premiums paid by Company. In the event of death or disability, Mr. Fess is entitled to all benefits and compensation under the term of the agreement. In the event of death all payments shall be made to Mr. Fess’s spouse or children.

Tom Arnost

Effective May 9, 2007, Mr. Arnost became the President of the broadcast station group under an employment agreement with us. The term of the agreement expires on May 9, 2010. Under the agreement, Mr. Arnost’s base salary is $350,000. In addition to his base salary, Mr. Arnost is eligible in year 2007 to earn up to 50% of his base salary if certain goals are met. In year 2008, Mr. Arnost is eligible to earn up to 51% and 100% of his base salary if certain goals are met. For years 2009 and 2010, Mr. Arnost is eligible to earn between 51% and 100% of his base salary in bonuses upon the attainment of Company of positive net income during the applicable fiscal year. Any bonuses applicable for year 2007 and 2010 are to be pro-rated based upon the number of days Mr. Arnost was employed by Company during the fiscal year. Mr. Arnost was granted 750,000 stock options per his employment agreement which vest 25% upon the date of the agreement and 25% on each anniversary thereafter for a period of three years. In the event of termination upon change of control or for reasons other than cause, or if Mr. Arnost resigns for good reason, as defined in the agreement, Mr. Arnost is eligible to receive his base salary for the greater of a period of twelve months or the time remaining under his employment agreement and Mr. Arnost is eligible to receive continued coverage under the Company’s healthcare insurance plan in accordance with the continuation requirements of COBRA for one year with premiums paid by Company. In the event of termination due to Mr. Arnost’s death or disability, Company shall pay all benefits and compensation up until the date of termination.

Mr. Mark Dvornik

Effective May 9, 2007, Mr. Dvornik became the Executive Vice President of the Retro Television Network under an employment agreement with us. The term of the agreement expires on May 9, 2009. Under the agreement, Mr. Dvornik’s base salary is $325,000. In addition to his base salary, Mr. Dvornik may earn a bonus in the amount of $225,000 if certain goals are met and upon approval by the Compensation Committee. Mr. Dvornik was granted 250,000 stock options per his employment agreement which vest 25% upon the date of the agreement and 25% on each anniversary thereafter for a period of three years. In the event of termination upon change of control or for reasons other than cause, or if Mr. Dvornik resigns for good reason, as defined in the agreement, Mr. Dvornik is eligible to receive his base salary for the greater of a period of twelve months or the time remaining under his employment agreement and Mr. Dvornik is eligible to receive continued coverage under the Company’s healthcare insurance plan in accordance with the continuation requirements of COBRA for one year with premiums paid by Company. In the event of termination due to Mr. Dvornik’s death or disability, Company shall pay all benefits and compensation up until the date of termination.

James Hearnsberger

Mr. Hearnsberger has an employment agreement that carried over from the predecessor company of Equity Broadcasting Corporation. The term of the agreement is one year. The agreement automatically renews unless Company gives Mr. Hearnsberger 180 days notice. Under the agreement, Mr. Hearnsberger’s base salary is the greater of his salary as of the date of the agreement or any subsequent salaries. Upon termination due to death, Mr. Hearnsberger’s estate would receive all payments, compensation and benefits earned up to the date of death and salary for a period of six months after the date of death. Upon termination due to disability, Mr. Hearnsberger would receive all payments, compensation and benefits earned up to the date of termination and salary for a period of six months after the date of termination. In the event of termination by Mr. Hearnsberger for Good Reason, Company shall pay Mr. Hearnsberger all payments, compensation and benefits for a period of six months or through the then remaining term of the agreement, whichever is greater. Company may terminate Mr. Hearnsberger’s agreement at anytime upon ninety days notice, provided that Company shall pay Mr. Hearnsberger all payments, compensation and benefits for a period of six months or through the then remaining term of the agreement, whichever is greater.

Lori Withrow

Mrs. Withrow has an employment agreement that carried over from the predecessor company of Equity Broadcasting Corporation. The term of the agreement is one year. The agreement automatically renews unless Company gives Mrs. Withrow 180 days notice. Under the agreement, Mrs. Withrow’s base salary is the greater of her salary as of the date of the agreement or any subsequent salaries. Upon termination due to death, Mrs. Withrow’s estate would receive all payments, compensation and benefits earned up to the date of death and salary for a period of six months after the date of death. Upon termination due to disability, Mrs. Withrow would receive all payments, compensation and benefits earned up to the date of termination and salary for a period of six months after the date of termination. In the event of termination by Mrs. Withrow for Good Reason, Company shall pay Mrs. Withrow all payments, compensation and benefits for a period of six months or through the then remaining term of the agreement, whichever is greater. Company may terminate Mrs. Withrow’s agreement at anytime upon ninety days notice, provided that Company shall pay Mrs. Withrow all payments, compensation and benefits for a period of six months or through the then remaining term of the agreement, whichever is greater.

Executive Compensation Tables

Summary Compensation Table

The following table sets forth information that summarizes compensation for the fiscal year ended December 31, 2007 for our Named Executive Officers.

							Change in Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($) (1)	($)	($)	($) (2)	($)
Larry Morton President, Chief Executive Officer and Director	2007	$390,000	$-	$-	$1,212,861	$-	$-	$37,852	$1,640,713

Glenn Charlesworth Chief Financial Officer	2007	149,654	47,616	-	22,838	-	-	8,918	229,026

Gregory Fess Chief Operating Officer and Senior Vice President	2007	236,250	-	-	151,608	-	-	26,742	414,600

James Hearnsberger, Vice President - Administration and Finance	2007	156,000	10,000	-	22,838	-	-	20,393	209,231

Lori Withrow Corporate Secretary	2007	132,869	9,800	-	22,838	-	-	12,526	178,033

Tom Arnost President and Chief Executive Officer - Equity Broadcasting Corporation	2007	226,154	-	-	454,823	-	-	4,410	685,387

Mark Dvornik Executive Vice President of Retro Television Network	2007	243,750	-	-	67,153	-	-	4,250	315,153

(1)
The Company granted stock options to the NEOs in May 2007 pursuant to its 2007 Stock Incentive Plan. The amounts in this column represent the amount recognized as compensation expense in the Company’s financial statements in accordance with SFAS No. 123(R) with respect to all stock options awarded to our Named Executive Officers. See the notes to the Company’s consolidated financial statements in this Form 10-K for a discussion of the assumptions made in the valuation of these awards. The amount recognized for financial statement reporting purposes with respect to all stock options awarded to our Named Executive Officers is recognized ratably over the vesting term of the awards. The details of the stock option grants are set forth in the section “Compensation Discussion and Analysis”.

(2)
Amounts in this column consist of the dollar values of perquisites consisting of automobile allowances, premiums for life, health and disability insurance and amounts contributed by the Company on behalf of the NEOs to our 401(K) Savings Plan, and other amounts as identified in the Perquisites table below.

					Company
		Perquisites			Contributions		Change
		and Other			to Retirement	Severance	in Control
		Personal	Tax	Insurance	and	Payments /	Payments /
		Benefits	Reimbursements	Premiums	401(k) Plans	Accruals	Accruals	Total
Name	Year	($) (a)	($)	($) (b)	($)	($)	($)	($)
Larry Morton	2007	$-	$-	$29,396	$1,000	$-	$-	$37,852
Glenn Charlesworth	2007	-	-	8,918	-	-	-	8,918
Gregory Fess	2007	-	-	18,286	1,000	-	-	26,742
James Hearnsberger	2007	-	-	8,918	1,000	-	-	20,393
Lori Withrow	2007	-	-	9,926	1,000	-	-	12,526
Tom Arnost	2007	-	-	4,410	-	-	-	4,410
Mark Dvornik	2007	-	-	4,250	-	-	-	4,250

(a)	Consists of automobile allowance paid by the Company and the value of the personal use of automobiles
(b)	Represents health care insurance premiums, disability insurance premiums, life insurance premiums all paid by the Company, and group life insurance coverage paid by the Company

Grants of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards made to each of the Named Executive Officers listed in the Summary Compensation Table during the fiscal year ended December 31, 2007:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#) (1)	($ / Sh)	($) (2)
Larry Morton	05/09/07	-	-	-	-	-	-		2,000,000	$4.30	$2,951,000
Glenn Charlesworth	05/09/07	-	-	-	-	-	-		100,000	4.30	177,040
Gregory Fess	05/09/07	-	-	-	-	-	-		250,000	4.30	368,875
James Hearnsberger	05/09/07	-	-	-	-	-	-		100,000	4.30	177,040
Lori Withrow	05/09/07	-	-	-	-	-	-		100,000	4.30	177,040
Tom Arnost	05/09/07	-	-	-	-	-	-		750,000	4.30	1,106,625
Mark Dvornik	05/09/07	-	-	-	-	-	-		250,000	4.30	414,525

(1)
 The Company awarded options pursuant to the 2007 Stock Incentive Plan. The dollar amount recognized in 2007 for financial statement reporting purposes (calculated in accordance with SFAS 123(R) ) of the options granted to each NEO pursuant to the plan for the fiscal year ended December 31, 2007 is set forth in the Summary Compensation Table under the columns titled “Option Awards”.

(2)
The grant date fair value of option granted n May 2007 is calculated in accordance with SFAS 123(R). The exercise price of options is determined by the 2007 Stock Incentive Plan pursuant to which the options were granted. Under that plan, the exercise price is the closing price on the trading day of the option grant.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information as of December 31, 2007 concerning outstanding equity awards held by the Named Executive Officers listed in the Summary Compensation Table.

		Option Awards					Stock Awards
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, or Units or Other Rights That Have Not Vested ($)
Larry Morton	11/15/01	730,994	-	-	5.09	05/09/14	-	-	-	-
	05/16/03	365,497	-	-	5.09	05/09/14	-	-	-	-
	05/09/07	500,000	1,500,000	-	4.30	05/09/14	-	-	-	-
Glenn Charlesworth	06/27/01	19,488	-	-	5.09	05/09/14	-	-	-	-
	11/15/01	126,711	-	-	5.09	05/09/14	-	-	-	-
	05/09/07	-	100,000	-	4.30	05/09/14	-	-	-	-
Gregory Fess	11/15/01	219,298	-	-	5.09	05/09/14	-	-	-	-
	05/16/03	182,749	-	-	5.09	05/09/14	-	-	-	-
	05/09/07	62,500	187,500	-	4.30	05/09/14	-	-	-	-
James Hearnsberger	06/27/01	19,488	-	-	5.09	05/09/14	-	-	-	-
	11/15/01	163,261	-	-	5.09	05/09/14	-	-	-	-
	05/16/03	116,959	-	-	5.09	05/09/14	-	-	-	-
	05/09/07	-	100,000	-	4.30	05/09/14	-	-	-	-
Lori Withrow	06/27/01	19,488	-	-	5.09	05/09/14	-	-	-	-
	11/15/01	163,261	-	-	5.09	05/09/14	-	-	-	-
	05/16/03	116,959	-	-	5.09	05/09/14	-	-	-	-
	05/09/07	-	100,000	-	4.30	05/09/14	-	-	-	-
Tom Arnost	05/09/07	187,500	562,500	-	4.30	05/09/14	-	-	-	-
Mark Dvornik	05/09/07	-	250,000	-	4.30	05/09/14	-	-	-	-

(1)
All dates prior to the merger date of March 30, 2007, reflect the dates of the grants under the EBC plans in effect prior to the merger. All options outstanding as of the date of the merger were converted to options to purchase shares pursuant to the 2007 Stock Incentive Plan as of the date of the merger. All dates subsequent to the date of the merger reflect grants made by the Company pursuant to the Plan.

(2)
All option grants to our NEOs that were converted to the 2007 Stock Incentive Plan from EBC plans were 100% vested as of the date of the conversion, March 30, 2007. The following outlines the vesting schedule for each option grant to each NEO made in May 2007:

a.	Larry Morton – 25% vested on the date of grant and each anniversary date
b.	Glenn Charlesworth – Equally on first five anniversaries of the grant date
c.	Gregory Fess – 25% vested on the date of grant and each anniversary date
d.	James Hearnsberger – Equally on first five anniversaries of the grant date
e.	Lori Withrow – Equally on first five anniversaries of the grant date
f.	Tom Arnost – 25% vested on the date of the grant and each anniversary date
g.	Mark Dvornik – Equally on firsts four anniversaries of the grant date

Options Exercised and Stock Vested

The following table sets forth information concerning option exercises and stock vested for each of the Named Executive Officers listed in the Summary Compensation Table during the fiscal year ended December 31, 2007:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Larry Morton	-	-	-	-
Glenn Charlesworth	-	-	-	-
Gregory Fess	-	-	-	-
James Hearnsberger	-	-	-	-
Lori Withrow	-	-	-	-
Tom Arnost	-	-	-	-
Mark Dvornik	-	-	-	-

Post-Employment Compensation

Pension Benefits

SEC Regulations require disclosure of information in the Annual Report, in tabular format, of any plans that provide for retirement payments or benefits other than defined contribution plans. We do not have any plan for our executives or employees that provides for payments or other benefits at, following, or in connection with, retirement. As a result, we have omitted presentation of this table.

Non-Qualified Deferred Compensation

SEC regulations require disclosure of information in this annual report, in tabular format, of any defined contribution or other plans that provide for deferral of compensation on a basis that is not tax-qualified. We do not have any plan that provides for such deferral of compensation in connection with retirement. As a result, we have omitted presentation of this table.

Potential Payments upon Termination or Change in Control

Several of the Named Executive Officers have entered into an employment agreement with the Company (see “Employment Agreements” in this document). Included in each employment agreement are provisions regarding termination of employment, including a change in control of the Company. The circumstances that would result in the payment of severance compensation and other benefits under the employment agreements are different for each Named Executive Officer.

As defined in the various employment agreements, there are three different circumstances that would result in the payment of severance compensation as follows: (1) change in control of the Company; (2) termination by the Company for reasons other than cause; and (3) resignation by the Named Executive Officer with good reason or cause.

In the event of termination for any of the above reasons, as defined in the employment agreements, each Named Executive Officer is eligible to receive the following:

Larry E. Morton
In the event of termination upon change of control or for reasons other than cause, or if Mr. Morton resigns for good cause, as defined in the agreement, Mr. Morton is eligible to receive his base salary for the greater of a period of twelve months or the time remaining under his employment agreement and Mr. Morton is eligible to receive continued coverage under the Company’s healthcare insurance plan in accordance with the continuation requirements of Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for the term of the agreement with premiums paid by Company. In the event of death or disability, Mr. Morton is entitled to all benefits and compensation under the term of the agreement. In the event of death all payments shall be made to Mr. Morton's spouse or children.

Gregory W. Fess
In the event of termination upon change of control or for reasons other than cause, or if Mr. Fess resigns for good cause, as defined in the agreement, Mr. Fess is eligible to receive his base salary for the greater of a period of twelve months or the time remaining under his employment agreement and Mr. Fess is eligible to receive continued coverage under the Company’s healthcare insurance plan in accordance with the continuation requirements of Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for the term of the agreement with premiums paid by Company.

Thomas Arnost
In the event of termination upon change of control or for reasons other than cause, or if Mr. Arnost resigns for good reason, as defined in the agreement, Mr. Arnost is eligible to receive his base salary for the greater of a period of twelve months or the time remaining under his employment agreement and Mr. Arnost is eligible to receive continued coverage under the Company’s healthcare insurance plan in accordance with the continuation requirements of COBRA for one year with premiums paid by Company. In the event of termination due to death or disability, the company shall pay all benefits and compensation up until the date of termination.

Mark Dvornik
In the event of termination upon change of control or for reasons other than cause, or if Mr. Dvornik resigns for good reason, as defined in the agreement, Mr. Dvornik is eligible to receive his base salary for the greater of a period of twelve months or the time remaining under his employment agreement and Mr. Dvornik is eligible to receive continued coverage under the Company’s healthcare insurance plan in accordance with the continuation requirements of COBRA for one year with premiums paid by Company. In the event of termination due to death or disability, the company shall pay all benefits and compensation up until the date of termination.

James Hearnsberger
In the event of termination by Mr. Hearnsberger for Good Reason, Company shall pay Mr. Hearnsberger all payments, compensation and benefits for a period of six months or through the then remaining term of the agreement, whichever is greater. Company may terminate Mr. Hearnsberger’s agreement at anytime upon ninety days notice, provided that Company shall pay Mr. Hearnsberger all payments, compensation and benefits for a period of six months or through the then remaining term of the agreement, whichever is greater.

Lori Withrow
 In the event of termination by Mrs. Withrow for Good Reason, Company shall pay Mrs. Withrow all payments, compensation and benefits for a period of six months or through the then remaining term of the agreement, whichever is greater. Company may terminate Mrs. Withrow’s agreement at anytime upon ninety days notice, provided that Company shall pay Mrs. Withrow all payments, compensation and benefits for a period of six months or through the then remaining term of the agreement, whichever is greater.

The following table sets forth potential payments to our Named Executive Officers under their employment agreements, for various circumstances involving the termination of employment of our Named Executive Officers or change in control of the Company, assuming a December 31, 2007 termination date.
Name	Executive Benefits and Payments Upon Termination	Death ($)	Disability ($)	Change in Control ($)	Involuntary for Cause Termination ($)	Involuntary Not for Cause Termination ($)	Voluntary Termination With Good Reason ($)	Voluntary Termination Without Good Reason ($)
Larry Morton	Severance Payments	$1,170,000	$1,170,000	$1,170,000	-	1,170,000	1,170,000	-

	Healthcare Benefits Continuation	17,762	17,762	17,762	-	17,762	17,762	-

Glenn Charlesworth	Severance Payments	-	-	-	-	-	-	-

	Healthcare Benefits Continuation	-	-	-	-	-	-	-

Gregory Fess	Severance Payments	708,750	708,750	708,750	-	708,750	708,750	-

	Healthcare Benefits Continuation	23,716	23,716	23,716	-	23,716	23,716	-

James Hearnsberger	Severance Payments	78,000	78,000	-	-	156,000	156,000	-

	Healthcare Benefits Continuation	-	-	-	-	7,027	7,027	-

Lori Withrow	Severance Payments	70,000	70,000	-	-	140,000	140,000	-

	Healthcare Benefits Continuation	-	-	-	-	7,027	7,027	-

Tom Arnost	Severance Payments	-	-	816,667	-	816,667	816,667	-

	Healthcare Benefits Continuation	-	-	25,473	-	25,473	25,473	-

Mark Dvornik	Severance Payments	-	-	433,333	-	433,333	433,333	-

	Healthcare Benefits Continuation	-	-	14,932	-	14,932	14,932	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2008 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The table below assumes that there are 40.3 million shares of common stock issued and outstanding.

	Amount and		Approximate Percentage
	Nature of		Of
	Beneficial		Outstanding Common
Name and Address of Beneficial Owner(1)	Ownership		Stock

Directors and Officer:
Henry G. Luken III	7,068,552	(2)	17.35%
Larry E. Morton	2,510,364	(3)	6.23%
Gregory Fess	1,504,082	(4)	3.73%
Robert B. Becker	19,978	(11)	0.05%
Manuel Kadre	350,000	(10)	0.86%
Thomas Arnost	-	(12)
James Hearnsberger	-	(12)
Glenn Charlesworth	-	(12)
Patrick G. Doran	-	(12)
Michael Flynn	-	(12)
John E. Oxendine	-	(12)
Michael Pierce	-	(12)
All directors and executive officers as a group (5 individuals)	11,452,976	(5)	27.87%

Beneficial Owners of More Than 5%:
RPCP Investments LLLP,	2,500,000	(6)(7)	6.21%
Richard C. Rochon,	3,115,797	(7)	7.70%
Paulson & Co. Inc.,	9,352,382	(8)	21.12%
John Paulson,	9,352,382	(8)	21.12%
Prentice Capital Management, LP	5,451,400	(9)	12.41%
Michael Zimmerman	5,451,400	(9)	12.41%

(1)	Unless otherwise indicated, the business address of each of the owners is One Shackleford Drive, Suite 400, Little Rock, Arkansas 72211
(2)	These shares include 472,500 warrants to purchase common stock. Mr. Luken’s address is 641 Battery Place, Chattanooga, Tennessee 37403.
(3)	Shares are indirectly owned by Mr.Morton who serves as trustee for Sandra Morton Life Trust. Mr. Morton also owns 3,096,491 options to purchase common stock.
(4)	Shares are indirectly owned by Mr. Fess who serves as trustee for Judith A. Fess Life Trust.
(5)	Directors include: Mr. Luken, Mr. Morton and Mr. Becker. Executive officers: Mr. Luken, Mr. Morton and Mr. Fess.
(6)
RPCP Investments, LLLP may distribute its shares as a dividend or liquidation distribution to Mr. Richard Rochon, Stephen J. Ruzika, Jack I. Ruff, Mario B. Ferrari, and Robert Farenhem, RPCP Investments’ five limited partners. To the extent such shares are not distributed to its limited partners, they will be retained by RPCP Investments. Except for Mr. Rochon, as set forth in footnote 7 below, beneficial ownership of Equity Media common stock held by RPCP Investments is not attributed to its limited partners, Messrs. Ruzika, Ruff, Ferrari and Farenhem. Of the limited partners of RPCP Investments, Mr. Farenhem is a director and Mr. Ferrari is an executive officers of the Company. RPCP Investments address is 595 South Federal Highway, Suite 500, Boca Raton, Florida 33432

(7)
These shares are held by RPCP Investments, LLLP (2,500,000) and CPAC I, LLLP.(452,797), RPCP Investments, Inc. is the general partner of both of these entities. Mr. Rochon is president and director and owns a 54% interest in RPCP Investments, Inc. As such, Mr. Rochon exercises voting and dispositive power over these shares. Mr. Rochon disclaims any beneficial ownership to the extent such beneficial ownership exceeds such pecuniary interest therein. These shares include 163,000 warrants to purchase common stock held by CPACW, LLLP, of which Mr. Rochon is also beneficial owner. Mr. Rochon Address is 595 South Federal Highway, Suite 500, Boca Raton, Florida 33432

(8)
Paulson & Co. Inc. (“Paulson”) is an investment advisor registered under the Investment Advisors Act of 1940. Paulson is the investment manager of Paulson Advantage Ltd., Paulson Advantage Plus Ltd. And to Separately Managed Accounts. Paulson is also the controlling person of Paulson Advisers LLC, the managing general partner of each of Paulson Advantage L.P. and Paulson Advantage Plus L.P. John Paulson is the controlling person of Paulson. Each of Paulson and John Paulson may be deemed to indirectly beneficially own the securities directly owned by Advantage L.P., Advantage Plus L.P , Advantage Ltd., Advantage Plus Ltd. And the other accounts separately managed by Paulson. These shares include 4,000,000 warrants to purchase common stock beneficially owned by Paulson. Paulson’s address is 590 Madison Avenue, New York, NY 10022

(9)
Prentice Capital Management, LP (the “Investment Manager”) serves as investment manager to a number of investment funds (including Prentice Capital Partners, LP, Prentice Capital Partners QP, LP and Prentice Capital Offshore, Ltd.) and manages investments for certain entities in managed accounts with respect to which it has voting and dispositive authority over the Common Stock reported in this Form 3. Michael Zimmerman (“Mr. Zimmerman”) is responsible for the supervision and conduct of all investment activities of the Investment Manager, including, without limitation, for all investment decisions with respect to the assets of such investment funds and managed accounts. These shares include 3,634,000 warrants to purchase common stock beneficially owned by the Investment Manager and Mr. Zimmerman. The address for Investment Manager and Mr. Zimmerman is 623 fifth Ave. 32nd Floor, New York , NY, 10022.

(10)	The shares include 350,000 warrants to purchase common stock. Mr. Kadre holds 20,000 options to purchase common stock.
(11)	Mr. Becker holds 56,550 options to purchase common stock.
(12)
These individuals all hold options to purchase common stock as follows: Mr. Arnost 750,000, Mr.Hearnsberger 399,708, Mr. Charlesworth 246,199, Mr. Doran 200,000, Mr. Flynn, Mr. Oxendine and Mr. Pierce 20,000 each.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2008 by our management:

	Amount and	Approximate Percentage
	Nature of	Of
	Beneficial	Outstanding Common
Name and Address of Beneficial Owner(1)	Ownership	Stock

Henry G. Luken III (2)	7,068,552	17.35%
Larry E. Morton(3)	2,510,364	6.23%
Gregory Fess(4)	1,504,082	3.73%
Robert B. Becker	19,978	0.05%

(1)	Unless otherwise indicated, the business address of each of the owners is One Shackleford Drive, Suite 400, Little Rock, Arkansas 72211
(2)	Mr. Luken’s address is 641 Battery Place, Chattanooga, Tennessee 37403.
(3)	Shares are indirectly owned by Mr.Morton who serves as trustee for Sandra Morton Life Trust
(4)	Shares are indirectly owned by Mr. Fess who serves as trustee for Judith A. Fess Life Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Royal Palm has agreed to defer receipt of its management fee so long as the obligation to lenders under the credit agreement remains outstanding.

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

Univision also acts as the national sales agent for the Company’s Spanish-language television stations. The Company pays Univision a 15% commission on those sales. The Company also operates its Salt Lake City Univision television station, KUTH through a local marketing agreement (LMA) with Univision. The Company incurred expenses related to commissions in the amounts of $676,255, $312,180, and $150,083 for the years ended December 31, 2007, 2006 and 2005, respectively for sales made on behalf of the Company by Univision. Additionally, the Company accrued expenses related to operating fees of $323,338, $319,924 and $332,981 for the years ended December 31, 2007, 2006 and 2005, respectively under the LMA with Univision.

Univision Registration Rights

Pursuant to the Merger Agreement, the Company has granted to Univision certain “piggy back” registration rights at any time during the two year period following the Merger transaction. The Company shall provide Univision with written notice thereof at least fifteen days prior to the filing, and Univision shall provide written notice of the number of its registrable shares to be included in the registration statement within fifteen days of its receipt of the Company’s notice.

RTN Intellectual Property Agreement

Prior to the Merger Transaction, the Company entered into an intellectual property agreement with Retro Television Network, Inc., a company controlled by Larry Morton, a director, former President and CEO of the Company and current Chairman, President and CEO of Retro Programming Services, Inc, a wholly owned subsidiary of the Company. Under the terms of the agreement, Retro Television Network, Inc. assigned 100% of the creative and intellectual rights for the Retro Television Network (“RTN”) to the Company in exchange for a ten (10) percent royalty fee to be paid solely from the revenues of non-Company owned stations that utilize the RTN concept and/or affiliate with RTN. The agreement also provides that in the event the Company was to sell its assigned rights in RTN to an unrelated third party, Retro Television Network, Inc., at its option, may convert the royalty fee to a twenty (20) percent interest of the sales proceeds.

As of December 31, 2007, royalty fees in the amount of $8,224 have been accrued, and no royalty fees were paid to Retro Television Network, Inc. for the years ended December 31, 2007, 2006 or 2005, respectively.

Royal Palm has agreed to defer receipt of its management fee so long as the obligation to lenders under the credit agreement remains outstanding.

Family Relationship Between Corporate Officers.

Lori Withrow, the Corporate Secretary, is the daughter of Larry Morton, a director, former President and CEO of the Company and current Chairman, President and CEO of Retro Programming Services, Inc, a wholly owned subsidiary of the Company

Arkansas Media

Until the Merger Transaction, Arkansas Media owned 75% of EBC’s Class B common shares outstanding. The owners of Arkansas Media held management and board of director positions within EBC. Arkansas Media had provided management services to EBC under the terms of a management agreement. An aspect of the merger of EBC with the Company was a settlement between Arkansas Media and the Company whereby the management agreement with Arkansas Media was terminated effective March 30, 2007, the date of the merger. As consideration for terminating the agreement, EBC paid Arkansas Media $3.2 million, issued 640,000 shares of the EBC’s pre-merger Class A common stock valued at $4,800,000, purchased three low power television stations for $1.3 million, purchased an office building and land for $0.3 million and retired a note payable to a company affiliated with Arkansas Media for $0.5 million.

The three owners of Arkansas Media, Mr. Larry Morton, Mr. Gregory Fess and Mr. Max Hooper also entered into either employment or consulting agreements with the Company for periods of one to three years, effective the date of the Merger Transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees paid to our principal accountant for services provided.

Audit Fees, Audit-Related Fees& Other Fees

The firm of Moore Stephens Frost, PLC acts as our principal accountant. The aggregate fees, including expenses, billed for professional services incurred by the Company and rendered by Moore Stephens Frost, PLC in fiscal years 2007 and 2006 for the various services were:

	Fiscal Year Ended
Type of Fees	December 31, 2007	December 31, 2006
Audit Fees (1)	$216,975	$153,175
Tax Fees (2)	35,919	35,056
All Other Fees (3)	19,864	24,672
Total	$272,758	$212,902

(1)
“Audit Fees” are fees billed by Moore Stephens Frost, PLC for professional services for the audit of our consolidated financial statements included in this Form 10-K and review of our financial statements included in our Quarterly Reports on Form 10-Q, or for services normally provided by auditors in connection with statutory and regulatory filings or engagements.

(2)	“Tax Fees” are fees billed by Moore Stephens Frost, PLC for tax compliance, tax advice and tax planning
(3)	“All Other Fees” are fees billed by Moore Stephens Frost, PLC for any professional service not included in the first two categories.

Board Approval

The Audit Committee has established policies and procedures for the approval and pre-approval of audit and tax services.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

	(1)	Financial Statements

See “Item 8. Financial Statements and Supplementary Data” for Financial Statements included with this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

None.

(3)	Exhibits.

Exhibit No.	Description

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

3.1	Certificate of Incorporation (incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-125105))

3.2	Bylaws (incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-125105))

3.3	Amended and Restated Certificate of Incorporation dated March 30, 2007. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 5, 2007.

3.4
Certificate of Designation for the Series A Convertible Non-Voting Preferred Stock dated March 30, 2007. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 5, 2007.

3.5	Amended and Restated Bylaws of Equity Media Holdings Corporation. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 5, 2007.

4.1	Specimen Unit Certificate. Incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-125105).

4.2
Specimen Common Stock Certificate. Incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-125105).

4.3	Specimen Warrant Certificates. Incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-125105).

4.4
Form of Unit Purchase Option granted to Morgan Joseph & Co. Inc., EarlyBirdCapital, Inc., David Nussbaum and Steven Levine. Incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-125105).

4.5
Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. Incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-125105).

4.6
Warrant Clarification Agreement, dated August 17, 2006, between Continental Stock Transfer & Trust Company and the Registrant. Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed on August 18, 2006.

4.7
Amended and Restated Warrant Clarification Agreement, dated January 17, 2007, between Continental Stock Transfer & Trust Company and the Registrant Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 23, 2007.

4.8
Unit Purchase Option Clarification Agreement, dated January 17, 2007, among the Registrant, Morgan Joseph & Co. Inc., EarlyBirdCapital, Inc., David Nussbaum and Steven Levine. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 23, 2007.

10.1
Letter Agreement among the Registrant, Morgan Joseph & Co. Inc., EarlyBirdCapital, Inc. and RPCP Investments, LLLP (incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-125105))

10.2
Letter Agreement among the Registrant, Morgan Joseph & Co. Inc., EarlyBirdCapital, Inc. and Richard C. Rochon (incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-125105))

10.3
Letter Agreement among the Registrant, Morgan Joseph & Co. Inc., EarlyBirdCapital, Inc. and Stephen J. Ruzika (incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-125105))

10.4
Letter Agreement among the Registrant, Morgan Joseph & Co. Inc., EarlyBirdCapital, Inc. and Jack I. Ruff (incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-125105))

10.5
Letter Agreement among the Registrant, Morgan Joseph & Co. Inc., EarlyBirdCapital, Inc. and Mario B. Ferrari (incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-125105))

10.6
Letter Agreement among the Registrant, Morgan Joseph & Co. Inc., EarlyBirdCapital, Inc. and Robert C. Farenhem (incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-125105))

10.7
Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-125105))

10.8
Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and Existing Stockholder (incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-125105))

10.9
Promissory Note, dated as of May 10, 2005, issued to Royal Palm Capital Management, LLLP (incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-125105))

10.10
Form of Registration Rights Agreement among the Registrant and the Investors (incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-125105))

10.11	Warrant Purchase Agreement dated May 18, 2005 among Morgan Joseph & Co. Inc. and each of Richard C. Rochon, Stephen J. Ruzika, Jack I. Ruff, Mario B.

Ferrari and Robert C. Farenhem (incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-125105))

10.12
Form of Letter Agreement between Royal Palm Capital Management, LLLP and Registrant regarding administrative support (incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-125105))

10.13
Letter agreement dated August 2, 2005, from each of RPCP Investments, LLLP, Richard C. Rochon, Stephen J. Ruzika, Jack I. Ruff, Mario B. Ferrari and Robert C. Farenhem to the Registrant (incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-125105))

10.15
Form of Voting Agreement and Proxy by and between the Registrant and certain shareholders of Equity Broadcasting Corporation (incorporated by reference to Current Report on Form 8-K dated April 7, 2006 and filed on April 13, 2006)

10.16
First Amendment to Agreement and Plan of Merger, dated May 5, 2006, between the Registrant, Equity Broadcasting Corporation and Major EBC Shareholders (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed on August 18, 2006)

10.17
Engagement Letter, dated March 3, 2006, between Morgan Joseph & Co. Inc. and the Registrant (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and filed on August 18, 2006)

10.18	Agreement to File Schedules, dated November 29, 2006 by the Registrant (incorporated by reference to Amendment No. 1 to Form S-4 filed on December 1, 2006)

10.19	Form of Management Services Agreement by and between the Registrant and Royal Palm Capital Management, LLLP (attached hereto as Annex G to Form S-4 filed on March 15, 2007 incorporated by reference).

10.20
Asset Purchase Agreement, dated as of April 7, 2006, by and among Logan 12, Inc., Prime Broadcasting, Inc. and Equity Broadcasing Corporation (incorporated by reference to Amendment No. 5 to Form S-4 filed on March 16, 2007)

10.21
Second Amended and Restated Credit Agreement, dated as of June 29, 2004, by and among Equity Broadcasting Corporation, its Subsidiaries, and such other Equity Broadcasting Corporation affiliates, as borrowers, and SPCP Group, LLC, SPCP Group III LLC, Wells Fargo Foothill, Inc., and other lenders from time to time parties hereto, Silver Point Finance, LLC, as administrative agent, and Wells Fargo Foothill, Inc, as collateral agent (incorporated by reference to Amendment No. 5 to Form S-4 filed on March 16, 2007)

10.22	First Amendment to Second Amended and Restated Credit Agreement, dated June 29, 2004 (incorporated by reference to Amendment No. 5 to Form S-4 filed on March 16, 2007)

10.23	Second Amendment to Second Amended and Restated Credit Agreement, dated July 25, 2005 (incorporated by reference to Amendment No. 5 to Form S-4 filed on March 16, 2007)

10.24	Third Amendment to Second Amended and Restated Credit Agreement, dated December 23, 2005 (incorporated by reference to Amendment No. 5 to Form S-4 filed on March 16, 2007)

10.25	Fourth Amendment to Second Amended and Restated Credit Agreement, dated March 31, 2006 (incorporated by reference to Amendment No. 5 to Form S-4 filed on March 16, 2007)

10.26	Fifth Amendment to Second Amended and Restated Credit Agreement, dated December, 2006 (incorporated by reference to Amendment No. 5 to Form S-4 filed on March 16, 2007)

10.27	Employment Agreement, dated March 30, 2007, by and between the Company and Larry E. Morton. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 5, 2007.

10.28	Employment Agreement, dated March 30, 2007, by and between the Company and Gregory Fess. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 5, 2007.

10.29	Consultant Agreement, dated March 30, 2007, by and between the Company and Hooper Holdings, Inc. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 5, 2007.

10.30
Unit Purchase Agreement dated June 21, 2007 by and among the Company, and the investors listed on the Schedule of Buyers attached thereto. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 27, 2007.

10.31
Asset Purchase Agreement, by and between EBC Buffalo, Inc. and Renard Communications Corp., dated August 6, 2007, effective August 15, 2007. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 21, 2007.

10.32
Consent to Asset Purchase Agreement by Wells Fargo Foothill, Inc., as Collateral Agent and a Lender, and by the Lenders listed on the signature page thereto, dated August 15, 2007. Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 21, 2007.

10.33	Third Amended and Restated Credit Agreement dated February 13, 2008 and related schedules.

10.34	Letter Agreement to the Third Amended and Restated Credit Agreement dated February 13, 2008

10.35	First Amendment to Third Amended and Restated Credit Agreement and Forbearance Agreement dated March 19, 2008 and related schedules.

10.36	Letter Agreement to First Amendment to Third Amended and Restated Credit Agreement dated March 19, 2008

21	List of Subsidiaries of Equity Broadcasting Corporation. Incorporated by reference to Amendment No. 4 to Form S-4 filed on March 15, 2007.

31.1	Certification by Henry G. Luken III, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Patrick Doran, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Henry G. Luken III, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Patrick Doran, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY MEDIA HOLDINGS CORP.

By:	/s/ HENRY G. LUKEN, III

Chief Executive Officer and Chairman of
the Board of Directors

Date	March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henry G. Luken III	Chief Executive Officer and	March 31, 2008
Henry G. Luken III	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Patrick Doran	Chief Financial Officer (Principal	March 31, 2008
Patrick Doran	Financial Officer)

/s/ Glenn Charlesworth	Vice President and Chief	March 31, 2008
Glenn Charlesworth	Accounting Officer

/s/Larry Morton	Director	March 31, 2008
Larry Morton

/s/ Robert B. Becker	Director	March 31, 2008
Robert B. Becker

/s/ Robert Farenhem	Director	March 31, 2008
Robert Farenhem

/s/ Michael Flynn	Director	March 31, 2008
Michael Flynn

/s/ Manuel Kadre	Director	March 31, 2008
Manuel Kadre

/s/ John Oxendine	Director	March 31, 2008
John Oxendine

/s/ Michael W. Pierce	Director	March 31, 2008
Michael W. Pierce

Exhibit Index

31.1	Certification by Henry G. Luken III , Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Patrick Doran, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Henry G. Luken III, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Patrick Doran, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.