Form 10-K/A
period 2007-12-31
Equity Media Holdings CORP
filed 2008-04-01
CIK 1327012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

The Company believes it is uniquely positioned within the high growth areas of specialty or niche programming, with access to broadcast spectrum in several large markets. The Company developed and applied for a U.S. patent for the C.A.S.H. system, as described below. The design of the system allows for the addition of modules giving the system the ability to grow as system demand requires. In addition, the conversion to Mpeg-4 compression from the current Mpeg-2 compression will allow the Company to put almost twice as many signals in our current satellite bandwidth at approximately the same monthly cost. The Company also believes that it is well positioned with respect to data convergence, and that its significant spectrum assets provide an opportunity as a digital content delivery vehicle within its footprint.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MOORE STEPHENS FROST
CERTIFIED PUBLIC ACCOUNTANTS
A Professional Limited Company

425 West Capitol, Suite 3300
Little Rock, Arkansas 72201
501-376-9241 • 800-766-9241
Fax: 501-374-5520
www.msfrost.com

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Equity Media Holdings Corporation
Little Rock, Arkansas

We have audited Equity Media Holdings Corporation's (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in *Internal Control—Integrated Framework* issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe our audit provides a reasonable basis for our opinion.

A Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

Moore Stephens Frost is an independent firm associated with Moore Stephens International Limited.

2

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: (i) The Company did not maintain effective internal controls over the preparation, review, and approval surrounding certain account reconciliations, journal entries and accruals; including and related to analysis and evidence of management review.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in *Internal Control—Integrated Framework* issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows of the Company, and our report dated March 31, 2008 expressed an unqualified opinion.

Moore Stephens Frost/s/

Little Rock, Arkansas
March 31, 2008

MOORE STEPHENS FROST

CERTIFIED PUBLIC ACCOUNTANTS
A Professional Limited Company

425 West Capitol, Suite 3300
Little Rock, Arkansas 72201
501-376-9241 • 800-766-9241
Fax: 501-374-5520
www.msfrost.com

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Equity Media Holdings Corporation
Little Rock, Arkansas

We have audited the accompanying consolidated balance sheets of Equity Media Holdings Corporation (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in *Internal Control—Integrated Framework* issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 31, 2008 expressed an adverse opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, as of December 31, 2007, the Company was in default under certain covenants of its credit facilities. On March 20, 2008, the Company entered into an amendment to its third amended and restated credit agreement with its lenders through April 18, 2008, which contains substantially the same restrictive covenants included in the previous credit facility. All defaults existing at March 20, 2008 were waived by the lenders through the earlier of April 18, 2008 or the date of occurrence of certain events or by which certain events have failed to occur, including the Company's failure to enter into agreements with respect to the sale of certain of its assets and the Company's failure to secure approvals for, and meet other

Moore Stephens Frost is an independent firm associated with Moore Stephens International Limited.

2

criteria with respect to, financing alternatives necessary to meet the Company's immediate capital requirements. If the Company is unable to meet all criteria under the forbearance agreement, the lender group will have all remedies available to them under the amended agreement. The Company's ability to meet the criteria under the agreement or the other elements of the business plan under Note 3 is uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Moore Stephens Frost/s/

Little Rock, Arkansas
March 31, 2008

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

ATTESTATION REPORT OF THE COMPANY’S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

See Item 8 of this Annual Report on Form 10-K for the attestation report of Moore Stephens Frost PLC., the Company’s independent registered public accounting firm, which is incorporated herein by reference.

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

							Change in Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($) (1)	($)	($)	($) (2)	($)
Larry Morton President, Chief Executive Officer and Director	2007	$390,000	$-	$-	$1,212,861	$-	$-	$30,396	$1,633,257

Glenn Charlesworth Chief Financial Officer	2007	149,654	47,616	-	22,838	-	-	8,918	229,026

Gregory Fess Chief Operating Officer and Senior Vice President	2007	236,250	-	-	151,608	-	-	19,286	407,144

James Hearnsberger, Vice President - Administration and Finance	2007	156,000	10,000	-	22,838	-	-	9,918	198,756

Lori Withrow Corporate Secretary	2007	132,869	9,800	-	22,838	-	-	10,926	176,433

Tom Arnost President and Chief Executive Officer - Equity Broadcasting Corporation	2007	226,154	-	-	454,823	-	-	4,410	685,387

Mark Dvornik Executive Vice President of Retro Television Network	2007	243,750	-	-	67,153	-	-	4,250	315,153

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

					Company
		Perquisites			Contributions		Change
		and Other			to Retirement	Severance	in Control
		Personal	Tax	Insurance	and	Payments /	Payments /
		Benefits	Reimbursements	Premiums	401(k) Plans	Accruals	Accruals	Total
Name	Year	($) (a)	($)	($) (b)	($)	($)	($)	($)
Larry Morton	2007	$-	$-	$29,396	$1,000	$-	$-	$30,396
Glenn Charlesworth	2007	-	-	8,918	-	-	-	8,918
Gregory Fess	2007	-	-	18,286	1,000	-	-	19,286
James Hearnsberger	2007	-	-	8,918	1,000	-	-	9,918
Lori Withrow	2007	-	-	9,926	1,000	-	-	10,926
Tom Arnost	2007	-	-	4,410	-	-	-	4,410
Mark Dvornik	2007	-	-	4,250	-	-	-	4,250

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