Form 10-K/A
period 2007-12-31
Equity Media Holdings CORP
filed 2008-04-10
CIK 1327012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Documents Incorporated By Reference

Form 10-K/A filed April 1, 2008.

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2007 solely to correct an omission of certain disclosures in Exhibits 31.1 and 31.2, the certifications by the Chief Executive Officer and the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This Amendment No. 2 does not reflect events that have occurred after the original filing of the Form 10-K or the filing of Amendment No. 1 or update the information set forth in the Form 10-K subsequent to such original or amended filings. In connection with the filing of this Amendment No. 2, we are including as exhibits currently dated certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.