Form 10-Q
period 2008-03-31
Equity Media Holdings CORP
filed 2008-05-19
CIK 1327012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending March 31, 2008

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
Large accelerated filer☐ Accelerated filer☑ Non-accelerated filer☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑
     As of May 19, 2008, 40,278,642 shares of the Company’s common stock, $0.0001 par value per share, were outstanding.

EQUITY MEDIA HOLDINGS CORPORATION
INDEX

Page
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets — As of March 31, 2008 (unaudited) and As of December 31, 2007	3
Condensed Consolidated Statements of Operations (unaudited) — Three Months Ended March 31, 2008 and March 31, 2007	5
Condensed Consolidated Statements of Cash Flows (unaudited) — Three Months Ended March 31, 2008 and March 31, 2007	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4 . Controls and Procedures	22
PART II—OTHER INFORMATION
Item 3. Defaults Upon Senior Securities	24
Item 6. Exhibits	24
Signatures	25
Exhibit Index	26

EX-31.1 Section 302 Certification of COO

EX-31.2 Section 302 Certification of CFO

EX-32.1 Section 906 Certification of COO

EX-32.2 Section 906 Certification of CFO

EX-10.37 Second Amendment to Third Amended and Restated Credit Agreement and Forbearance Agreement dated April 28, 2008 and related schedules

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EQUITY MEDIA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008
	(Unaudited)	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$1,193,880	$634,314
Restricted cash	202	4,162,567
Certificate of deposit	112,107	112,107
Trade accounts receivable, net of allowance for uncollectible accounts	3,414,300	3, 514,635
Program broadcast rights	6,449,330	6,921,465
Assets held for sale	9,526,922	9,520,849
Other current assets	221,827	321,434
Prepaid expenses - related party	—	100,000
Total current assets	20,918,568	25,287,371

Property and equipment
Land and improvements	2,017,698	2,017,698
Buildings	3,989,424	3,956,229
Broadcast equipment	29,237,513	29,174,079
Transportation equipment	283,151	283,151
Furniture and fixtures	4,417,428	4,422,527
Construction in progress	102,889	163,716
	40,048,103	40,017,400
Accumulated depreciation	(17,369,146)	(16,350,882)
Net property and equipment	22,678,957	23,666,518

Intangible assets
Indefinite-lived assets, net
Broadcast licenses	67,018,665	66,498,347
Goodwill	1,940,282	1,940,282
Total indefinite-lived assets, net	68,958,947	68,438,629

Other assets
Broadcasting construction permits	399,302	885,665
Program broadcast rights	4,228,549	4,001,625
Investment in joint ventures	435,706	435,860
Deposits and other assets	101,121	98,705
Broadcasting station acquisition rights pursuant to assignment agreements	440,000	440,000
Total other assets	5,604,678	5,861,855

Total assets	$118,161,150	$123,254,373

	March 31, 2008
	(Unaudited)	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$5,264,044	$3,644,475
Due to affiliates and related parties	3,318,579	2,509,480
Lines of credit	998,322	994,495
Accrued expenses and other liabilities	2,188,549	1,777,240
Deposits held for sales of broadcast licenses	1,024,601	1,024,601
Deferred revenue	242,314	271,728
Current portion of program broadcast rights obligations	2,038,691	2,094,741
Current portion of deferred barter revenue	4,139,385	4,393,637
Note payable to Univision	15,000,000	15,000,000
Current portion of notes payable	54,477,112	52,233,322
Current portion of capital lease obligations	39,191	44,546
Total current liabilities	88,730,788	83,988,265

Non-current liabilities
Notes payable, net of current portion	8,870,532	8,996,705
Capital lease obligations, net of current portion	136,721	141,491
Program broadcast rights obligations, net of current portion	1,337,607	1,140,641
Deferred barter revenue, net of current portion	2,608,670	2,618,143
Due to affiliates and related parties	32,656	6,262
Security and other deposits	213,500	213,500
Other liabilities	740,376	556,795
Total non-current liabilities	13,940,062	13,673,537

Commitments and Contingencies	—	—

Mandatorily redeemable preferred stock — $.0001 par value; 25,000,000 shares authorized; 2,050,519 issued and outstanding	10,519,162	10,519,162

STOCKHOLDERS’ EQUITY
Common stock — $.0001 par value; 100,000,000 shares authorized; 40,278,642 issued and outstanding at March 31, 2008 and December 31, 2007	4,028	4,028
Additional paid-in-capital	136,570,040	136,217,425
Accumulated deficit	(131,601,578)	(121,146,692)
	4,972,490	15,074,761
Treasury stock, at cost	(1,352)	(1,352)
Total stockholders’ equity	4,971,138	15,073,409

Total liabilities and stockholders’ equity	$118,161,150	$123,254,373

See Notes to Unaudited Condensed Consolidated Financial Statements

EQUITY MEDIA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31, 2008	March 31, 2007
Broadcast Revenue	$7,322,112	$6,774,075
Operating Expenses
Program, production & promotion	4,810,556	3,420,928
Selling, general & administrative	7,513,477	5,750,069
Selling, general & administrative – related party	249,681	186,566
Management agreement settlement	—	8,000,000
Management fees – related party	375,000	347,749
Depreciation & amortization	1,018,264	944,057
Rent	676,140	605,031
Total operating expenses	14,643,118	19,254,400
Loss from operations	(7,321,006)	(12,480,325)
Other income (expense)
Interest income	21,483	3,875
Interest expense	(2,792,851)	(2,120,674)
Interest expense – related party	(262,500)	—
Gain on sale of assets	—	453,753
Other income, net	83,728	160,399
Losses from affiliates and joint ventures	(159)	(30,261)
Total other expense, net	(2,950,299)	(1,532,908)
Loss before provision for income taxes	(10,271,305)	(14,013,233)
Provision for income taxes	—	—
Net loss	(10,271,305)	(14,013,233)
Preferred dividend	(183,581)	(12,134,943)
Net loss available to common shareholders	$(10,454,886)	$(26,148,176)

Weighted average number of common shares outstanding:
Basic and diluted	40,278,642	25,668,789
Net loss available to common shareholders per share:
Basic amd Diluted	$(0.26)	$(1.02)

See Notes to Unaudited Condensed Consolidated Financial Statements.

EQUITY MEDIA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(10,271,305)	$(14,013,233)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for bad debt	94,446	432,335
Depreciation	1,018,264	913,871
Amortization of intangibles	—	30,186
Amortization of program broadcast rights	2,871,648	1,706,926
Amortization of discounts on interest-free debt	—	14,634
Equity in losses of subsidiaries and joint ventures	155	30,261
(Gain) on sale of equipment	—	(453,753)
Management agreement settlement	—	4,800,000
Shared based compensation	352,615	—
Changes in operating assets and liabilities:
Trade accounts receivable	5,889	(456,865)
Deposits and other assets	197,191	(409,806)
Restricted cash	4,162,365	—
Accounts payable and accrued expenses	2,030,876	1,308,084
Program broadcast rights	(2,626,438)	(1,843,102)
Program broadcast obligations	140,917	955,479
Deferred barter revenue	(263,725)	—
Security deposits	—	(5,513)
Deferred income	(29,414)	(780,125)
Net cash used by operating activities	(2,316,516)	(7,770,621)

Cash flows from investing activities:
Purchases of property and equipment	(36,777)	(1,126,822)
Proceeds from sale of property and equipment	—	621,462
Acquisition of broadcast assets	—	(1,225,000)
Purchase of certificate of deposit	—	(1,220)
Net advances from (to) affiliates	801,538	(227,011)
Net cash used in investing activities	764,761	(1,958,591)
Cash flows from financing activities:
Proceeds from notes payable	53,378,802	4,750,980
Payments of notes payable	(51,257,357)	(706,081)
Payments of capital lease obligations	(10,124)	(7,556)
Recapitalization through merger	—	52,906,853
Purchase of preferred stock	—	(25,000,000)
Net cash provided by financing activities	2,111,321	31,944,196
Net increase (decrease) in cash and cash equivalents	559,566	22,214,984
Cash and cash equivalents — beginning of period	634,314	1,630,973

Cash and cash equivalents — end of period	$1,193,880	$23,845,957
Supplemental cash flow information:
Cash paid during the period for interest	$3,384,724	$1,859,178
Supplemental non-cash activities:
Issuance of note payable to redeem preferred stock	$—	$15,000,000
Settlement with dissenting shareholders	$—	$10,899,882
Issuance of mandatory redeemable preferred stock to pay accrued preferred dividends	$—	$10,519,162
Issuance of common stock to pay preferred dividends	$—	$1,615,781
Acquisition of real property through assumption of debt	$—	$205,347
Charge to stockholders’ equity for prepaid merger costs	$—	$750,006
Assumption of net liabilities of Coconut Palm Acquisition Corporation	$—	$(2,267,340)
Accretion of preferred dividends	$183,581	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

EQUITY MEDIA HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all significant inter-company balances and transactions have been eliminated. The accounting policies followed by the Company and other pertinent information are set forth in the notes to the Company’s financial statements for the fiscal year ended December 31, 2007 included in the Form 10-K/A filed with the Securities and Exchange Commission on April 1, 2008 (the “Form 10-K/A”). The accompanying condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited consolidated financial statements, and the unaudited condensed consolidated financial statements for the three months ended March 31, 2008 and 2007 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2008 and the results of its operations for the three months ended March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 and 2007 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Company’s consolidated financial statements and related footnotes included in the Annual Report on our Form 10-K/A for the year ended December 31, 2007.

Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation.

NOTE 2— LIQUIDITY AND CAPITAL RESOURCES

The Company currently has a working capital deficit of approximately $67.8 million and has experienced losses from operations since inception. During the year ended December 31, 2007, the Company had a net loss of approximately $40.8 million and experienced cash outflows from operations during the same period of approximately $30.8 million. For the three months ended March 31, 2008, the Company had a net loss of approximately $10.3 million and experienced cash outflows from operations of approximately $2.3 million. In the past, the Company has relied on equity and debt financing and the sale of assets to provide the necessary liquidity for the business to operate and will need to have access to substantial funds over the next twelve months in order to fund its operations. As of March 31, 2008, the Company has approximately $1.2 million of unrestricted cash on hand.

In February 2008, we refinanced our previous credit facility with our existing lender group. The amended $53.0 million credit facility, comprised of an $8.0 million revolving credit line and term loans of $45.0 million, maturing on February 13, 2011, was used to refinance the existing indebtedness senior credit facility. Outstanding principal balance under the credit facility bears interest at LIBOR or the alternate base rate, plus the applicable margin. The applicable margin is 9.5% for the LIBOR loans and 8.5% on the alternate base rate loan. The minimum LIBOR is 4.5%. The alternate base rate is (i) the greatest of (A) the Prime Rate, (B) the Federal Funds Rate in effect on such day plus fifty (50) basis points (0.50%), and (C) seven and one-half percent (7.50%) per annum. We are required to pay an unused line fee of .5% on the unused portion of the credit facility. The credit facility is secured by the majority of the assets of the company. We are subject to new financial and operating covenants and restrictions based on trailing monthly and twelve month information. We have borrowed $50,512,500 under the new facility as of March 11, 2008. Due to certain restrictions based on the value of the loan collateral, the Company does not have access to the remaining $2,487,500 at this time.

On March 19, 2008, the Company entered into an amendment (“Amendment”) to its Third Amended and Restated Credit Agreement (“Credit Agreement”) with Silver Point Finance, LLC and Wells Fargo Foothill, Inc. Under the terms of the Amendment, the lender group has agreed to forbear from exercising certain of their rights and remedies with respect to designated defaults under the Credit Agreement through the earlier of (a) April 18, 2008 and (b) the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to enter into agreements with respect to the sale of certain of its assets and the Company’s failure to secure approvals for, and meet other criteria with respect to, financing alternatives necessary to meet the Company’s immediate capital requirements. Additionally, the applicable margins on LIBOR loans and base rate loans were increased to 10.0% and 9.0% respectively. Pursuant to the Amendment the Lenders may exercise any and all remedies available under the Credit Agreement, including making the loan immediately due and payable.

On April 28, 2008, the Company entered into a second amendment (“Second Amendment”) to its Credit Agreement which had been previously amended on March 19, 2008 as noted above. Under the terms of the Second Amendment, the lender group has agreed to forbear from exercising certain of its rights and remedies with respect to existing defaults and any other defaults or events of default under the Credit Agreement other than any specified defaults described in the Second Amendment (which include, but are not limited to, breaches of certain affirmative and negative covenants, among others) through the earlier of (a) May 5, 2008 and (b) the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to consummate a proposed financing with certain investors. The Second Amendment also provides for the lender group to make additional loans to the Company in an amount not to exceed $5,495,541 (which includes additional loans funded pursuant to the First Amendment) and increases the applicable margins on LIBOR loans and base rate loans to 12.0% and 110% respectively.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLOCIES

Adoption of New Accounting Standards

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157") for its financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The adoption of SFAS 157 on January 1, 2008 did not have a material effect on the Company's Unaudited Condensed Consolidated Financial Statements. See Note ___ for additional information.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159") effective as of the beginning of the first fiscal year that begins after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value recognized in earnings for each reporting period. The adoption of SFAS 159 on January 1, 2008 did not have any effect on the Company's Unaudited Condensed Consolidated Financial Statements as the Company did not elect any eligible items for fair value measurement.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 will become effective beginning in the first quarter of 2009. The Company is currently evaluating the impact of adopting SFAS 161 on the financial statements.

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

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FASB No. 160”) .” The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB No. 141 (R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

NOTE 4 — ASSET PURCHASE AGREEMENT

Purchase from Renard Communications Corp.

The Company entered into an asset purchase agreement (“Agreement”) with Renard Communications Corp. (“Seller”) for the purchase of certain licenses, construction permits and other instruments of authorization (collectively “Licenses,” described below) issued by the Federal Communications Commission (“FCC”) and certain other assets (together with the Licenses, “Assets”). The Agreement became effective on August 15, 2007 upon approval by the Company’s board of directors and the lender.

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

The FCC granted its consent to the assignment by Public Notice dated February 7, 2008.  By letter dated May 2, 2008, counsel for Seller alleged the Company is in breach of the Agreement by failing to set a Closing Date.  However, the Stations are only operating pursuant to six month special temporary authorizations from a replacement tower site.  Seller has not yet filed at the FCC for permanent authority to operate from this tower site. The Company believes that under the Agreement it is a condition to closing that Seller have permanent licenses issued for the two New York stations, and that until those are issued by the FCC, closing cannot occur.

Sale to Luken Communications, LLC

On April 3, 2008, EBC Southwest Florida, Inc. (“Seller”), a subsidiary of the Company entered into an asset purchase agreement (“Purchase Agreement”) with Luken Communications, LLC (“Buyer”) and Henry G. Luken III, individually (“Luken”), for the sale of all of the assets used in the business and operations of five low power and Class A television stations in Naples and Fort Myers, Florida (“Stations”), including licenses, construction permits and other instruments of authorization (“Licenses”) issued by the Federal Communications Commission (“FCC”) and certain other assets (together with the Licenses, the “Assets”). The Buyer is owned by Henry Luken, a shareholder of the Company and the former Chairman of the Board, Chief Executive Officer and President of the Company and Thomas M. Arnost, the President and Chief Executive Officer of the Company’s Broadcasting Station Group. Seller entered into the Purchase Agreement in order for the Company to satisfy its obligations under the terms of an amendment, dated as of March 19, 2008, to its Third Amended and Restated Credit Agreement (“Credit Agreement”) with Silver Point Finance, LLC and Wells Fargo Foothill, Inc., pursuant to which the lender group agreed to forbear from exercising certain of their rights and remedies with respect to designated defaults under the Credit Agreement through the earlier of (a) April 18, 2008 and (b) the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to enter into agreements with respect to the sale of certain of its assets and the Company’s failure to secure approvals for, and meet other criteria with respect to, financing alternatives necessary to meet its immediate capital requirements.

Buyer has agreed to pay an aggregate of $8,000,000 for the Assets (“Purchase Price”) in immediately available funds at the closing (“Closing”). Luken has agreed to personally guarantee the Buyer’s obligation to pay the Purchase Price. In addition to the Purchase Price, if within the 12-month period following the Closing, Buyer enters into an agreement to sell the Stations, collectively or individually, to an unaffiliated third party, then 50% of the purchase price from that transaction that are of an amount greater than the Purchase Price will be paid to Seller. If, within the second 12-month period following the Closing, Buyer enters into an agreement to sell the Stations, collectively or individually, to an unaffiliated third party, then 25% of the purchase price from that transaction that are of an amount greater than the Purchase Price will be paid to Seller.

The Closing is subject to certain conditions, including FCC consent to the assignment of the Licenses (“FCC Consent”). Seller and Buyer have agreed to promptly prepare an application for assignment of the Licenses and to fully prosecute the application. Each party will bear its own costs, and the filing fees will be split evenly. The Closing will occur within ten business days after the grant of FCC Consent becomes a final order or, upon waiver of such condition by Buyer, within ten business days following the publication of the grant of FCC Consent.

The Purchase Agreement may be terminated under the following circumstances:

•
by Seller for any reason prior to the Closing with ten days’ written notice to Buyer if Seller is not otherwise in breach of its obligations under the Purchase Agreement, provided that the Seller will reimburse Buyer for expenses incurred in entering into the Purchase Agreement. Seller has agreed to exercise this termination right if it refinances or retires a significant portion of its debt with its current lender. Therefore, the Company continues to account for the related assets as held for use.

•
by Buyer if the Closing has not occurred within 12 months from the date the application for FCC Consent is accepted for filing by the FCC; upon Seller’s failure to perform environmental remediation on issues set forth in an environmental audit to be performed that exceed $25,000; or if regular broadcast transmission is interrupted for a continuous period of 72 hours or more prior to the Closing solely as a result of the actions of Seller.

•	by either party if the conditions of the other party have not been met as of the Closing; the other party becomes or is declared insolvent; or the other party is in breach.

NOTE 5 — NOTES PAYABLE

Long-Term Debt

Long-term debt as of March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
	(In thousands)
Senior Credit Facility	$52,562	$50,317
Merger Related Party - Univision	15,000	15,000
Installment Notes and other debt	10,786	10,913
Line of Credit	998	994
Capital Lease Obligations	176	186

Total Debt	$79,522	$77,410
Less: Current maturities	(70,515)	(68,272)

Long-term debt	$9,007	$9,138

Senior Credit Facility

On February 13, 2008, the Company and its lenders entered into the Third Amended and Restated Credit Agreement (“Credit Agreement”) in which the Company refinanced its previous credit facility. The amended $53.0 million credit facility, comprised of an $8.0 million revolving credit line and term loans of $45.0 million, matures on February 13, 2011, was used to refinance the existing indebtedness senior credit facility. Outstanding principal balance under the credit facility bears interest at LIBOR or the alternate base rate, plus the applicable margin. The applicable margin is 9.5% for the LIBOR loans and 8.5% on the alternate base rate loan. The minimum LIBOR is 4.5%. The alternate base rate is (i) the greatest of (A) the Prime Rate, (B) the Federal Funds Rate in effect on such day plus fifty (50) basis points (0.50%), and (C) seven and one-half percent (7.50%) per annum. We are required to pay an unused line fee of .5% on the unused portion of the credit facility. The credit facility is secured by the majority of the assets of the company. We are subject to new financial and operating covenants and restrictions based on trailing monthly and twelve month information. The Company borrowed $50,512,500 under the new facility. Due to certain restrictions based on the value of the loan collateral, the Company does not have access to the remaining $2,487,500 at this time.

On March 19, 2008, the Company entered into an amendment (“First Amendment”) to its Credit Agreement. Under the terms of the First Amendment, the lender group has agreed to forbear from exercising certain of their rights and remedies with respect to designated defaults under the Credit Agreement through the earlier of (a) April 18, 2008 and (b) the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to enter into agreements with respect to the sale of certain of its assets and the Company’s failure to secure approvals for, and meet other criteria with respect to, financing alternatives necessary to meet the Company’s immediate capital requirements. Additionally, the applicable margins on LIBOR loans and base rate loans were increased to 10.0% and 9.0% respectively. Pursuant to the First Amendment the Lenders may exercise any and all remedies available under the Credit Agreement, including making the loan immediately due and payable.

On April 28, 2008, the Company entered into a second amendment (“Second Amendment”) to its Credit Agreement which had been previously amended on March 19, 2008 as noted above. Under the terms of the Second Amendment, the lender group has agreed to forbear from exercising certain of its rights and remedies with respect to existing defaults and any other defaults or events of default under the Credit Agreement other than any specified defaults described in the Second Amendment (which include, but are not limited to, breaches of certain affirmative and negative covenants, among others) through the earlier of (a) May 5, 2008 and (b) the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to consummate a proposed financing with certain investors. The Second Amendment also provides for the lender group to make additional loans to the Company in an amount not to exceed $5,495,541 (which includes additional loans funded pursuant to the First Amendment) and increases the applicable margins on LIBOR loans and base rate loans to 12.0% and 11.0% respectively.

The Company is currently in default under its existing loan agreements with Silver Point and Wells Fargo. Existing events of default include, but are not limited to, the Company’s failure to pay interest when due, lateness on certain payments due under the Company’s satellite and programming agreements and failure to achieve certain performance metrics, including minimum monthly revenue and EBITDA benchmarks.

As noted above, on April 28, 2008, the Company entered into a Second Amendment to its Third Amended and Restated Credit Agreement with Silver Point and Wells Fargo. The credit agreement had been previously amended on March 19, 2008. Under the terms of the two amendments, the lenders agreed to forbear from exercising certain of their rights and remedies with respect to the Company’s existing defaults through the earlier of May 5, 2008 and the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to consummate a proposed financing with certain investors.

As of the date of this report, the above-described forbearance period has ended. If the Company is unable to secure an extension of such forbearance or the lenders otherwise elect to declare a default under the credit agreement, the lenders would have all rights and remedies available to them under the terms of the Credit Agreement. The Company and the lenders continue to discuss all options acceptable to both parties.

Merger Related - Univision

Pursuant to the March 2007 Merger Transaction, the Company issued a promissory note to Univision Television Group, Inc. as partial consideration for the exchange of their shares of EBC Series A preferred stock. This promissory note in the amount of $15.0 million was payable March 30, 2008 with interest accruing at an annual rate of 7.0%.

The promissory note is secured by two television stations, originally sought to be transferred under an asset purchase agreement entered into for the same purpose. The Company has the option to transfer the two television stations securing the obligation in lieu of a cash payment for the debt principal. Both the Company and Univision have applied with the FCC for transfer of those licenses, which, as of the date of this report, has yet to act on those requests. Until such time as the requests are granted, interest continues to accrue at an annual rate of 7% and the note remains unpaid.

Line of Credit

At March 31, 2008, the Company had a $1.0 million line of credit with an Arkansas bank, with interest payable monthly at 7.75%, due April 23, 2008 and secured by various broadcast assets and Company guarantees. The outstanding balance at March 31, 2008 was $998,322. On May 7, 2008, the line of credit was extended until October 31, 2008, with interest payable monthly at 7.5% and secured by the same assets and guarantees.

NOTE 6 — STOCK OPTION PLANS

Stock-based compensation expense for each of the three months ended March 31, 2008 and 2007 was $0.35 million and $0 respectively.  The total deferred tax benefit related thereto was $0 for the three months ended March 31, 2008 compared to $0 during the same period in 2007. As of March 31, 2008, there was $3.4 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the Incentive Plan, which does not include the effect of future grants of equity compensation, if any. Of the total $3.4 million, we expect to recognize approximately 30.6% during the remainder of in 2008 and the balance in 2009 through 2012. The weighted average period over which the $3.4 million is to be recognized is 2.67 years.

NOTE 7 — CONTINGENCIES

Stock options to underwriters

In connection with the initial public offering (“Offering”), the Company sold to the representatives of the underwriters in the offering (“Representatives”) an option, for $100, to purchase up to a total of 1,000,000 units at $7.50 per Unit. The Company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in an increase and a charge directly to stockholders’ equity. The option has been valued at the date of issuance at $780,000 based upon a Black-Scholes valuation model, using an expected life of five years, volatility of 15.90% and a risk-free interest rate of 3.980%. The volatility calculation is based on the 180-day volatility of the Russell 2000 Index. An expected life of five years was taken into account for purposes of assigning a fair value to the option. The option may be exercised for cash, or on a “cashless” basis, at the holder’s option, such that the holder may receive a net amount of shares equal to the appreciated value of the option. The Units issuable upon exercise of this option are identical to the Units in the Offering, except that the Warrants included in the option have an exercise price of $6.00. Although the purchase option and its underlying securities have been registered under the Offering, the option grants to holders demand and “piggy back” registration rights for periods of five and seven years, respectively, from the date of the Offering with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses relating to the registration of the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

Litigation

In connection with the merger between the Company and Equity Broadcasting Corporation ("EBC") in March, 2007, EBC and each member of EBC’s board of directors was named in a lawsuit filed by an EBC shareholder in the circuit court of Pulaski County, Arkansas on June 14, 2006. As a result of the merger between EBC and the Company, pursuant to which EBC merged into the Company, the Company, which was renamed Equity Media Holdings Corporation, is a party to the lawsuit. The lawsuit contains both a class action component and derivative claims. The class action claims allege various deficiencies in EBC’s proxy used to inform its shareholders of the special meeting to consider the merger. These allegations include: (i) the failure to provide sufficient information regarding the fair value of EBC’s assets and the resulting fair value of EBC’s Class A common stock; (ii) that the interests of holders of EBC’s Class A common stock are improperly diluted as a result of the merger to the benefit of the holders of EBC’s Class B common stock; (iii) failure to sufficiently describe the further dilution that would occur post-merger upon exercise of the Company’s outstanding warrants; (iv) failure to provide pro-forma financial information; (v) failure to disclose alleged related party transactions; (vi) failure to provide access to audited consolidated financial statements during previous years; (vii) failure to provide shareholders with adequate time to review a fairness opinion obtained by EBC’s board of directors in connection with the merger; and (viii) alleged sale of EBC below appraised market value of its assets. The derivative components of the lawsuit allege instances of improper self-dealing, including through a management agreement between EBC and Arkansas Media.

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

EBC Dissenting Shareholders

In connection with the March, 2007 Merger Transaction shareholders of EBC representing 66,500 shares of EBC Class A common stock elected to convert their shares to cash in accordance with Arkansas law. The Company recorded a liability in the amount of $368,410 to convert the shares plus $9,970 of accrued interest based on a conversion rate of $5.54 per share plus interest accruing from the date of the Merger Transaction at the rate of 9.78% per annum. On July 10, 2007, the dissenting shareholders were paid $378,380 in cash for the value of their shares including all interest accrued to date. Pursuant to Arkansas Code, the dissenting shareholders exercised their right to contest the Company’s valuation and have demanded payment of an additional $17.78 per share plus accrued interest at 9.78% per annum. In accordance with Arkansas Code, the Company has petitioned the court for a determination of the fair value of the shares and believes its valuation will prevail. A court date of December 8, 2008, has been set.

FCC Inquiry

In 2007, the FCC’s Enforcement Bureau commenced an inquiry into whether Montana License Sub, Inc. (a wholly owned subsidiary of the Company), violated the multiple ownership rules in connection with its operation of KLMN(TV), Great Falls, Montana and its relationship with other television stations in the market.  A competitor in the market subsequently filed a petition to deny the license renewal application for KLMN(TV), Great Falls, Montana.  The Company filed appropriate responses in each proceeding.   The FCC staff has informed the Company that the pendency of this complaint has resulted in a tolling on processing other assignment and modification applications involving the Company.  In an attempt to resolve the KLMN dispute, the Company is exploring the opportunity to enter into a Consent Decree, whereby the Company will pay an agreed-upon forfeiture to the FCC, and in exchange, subject to certain reporting conditions, will have the two pending complaints dismissed.

NOTE 8 — RELATED PARTY TRANSACTIONS

Amounts due (to) from affiliates and related parties at March 31, 2008 and December 31, 2007 consist of the following:

	March 31, 2008	December 31, 2007
Univision Communications, Inc.	$(2,808,103)	$(2,295,837)
Arkansas Media, LLC and affiliates	13,559	19,581
Royal Palm Capital Management, LLP	(500,000)	(225,000)
Little Rock TV 14, LLC	(78,626)	(78,626)
Retro Television Network, Inc	(24,035)	(8,224)
Other	45,970	72,364

Due (to) from affiliates and related parties	(3,351,235)	(2,515,742)
Less current portion	(3,318,579)	(2,509,480)

Non – current portion	$(32,656)	$(6,262)

NOTE 9 - FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities measured on a recurring basis. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for adoption of SFAS No. 157 to the Unaudited Condensed Consolidated Financial Statements as it relates to financial assets and financial liabilities. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurement be classified and disclosed in one of the following three categories:

NOTE 10 - SEGMENT DATA

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

	Three months ended March 31,
	2008	2007
	(in thousands)
Broadcast Revenue
Television	$6,857	$6,693
Retro Television Network	428	70
Uplink Services	218	174
Corporate and eliminations	(181)	(162)
	$7,322	$6,775

Depreciation and amortization
Television	$492	$563
Retro Television Network	8	-
Uplink Services	369	258
Corporate and eliminations	149	123
	$1,018	$944

Segment operating income (loss)
Television	$(2,514)	$(2,165)
Retro Television Network	(1,228)	(216)
Uplink Services	(269)	(334)
Corporate and eliminations	(3,310)	(9,765)

Consolidated	$(7,321)	$(12,480)

Impairment charge	-	-

Operating income (loss)	$(7,321)	$(12,480)

NOTE 11— SUBSEQUENT EVENTS

Asset Purchase Agreement

On April 3, 2008, EBC Southwest Florida, Inc. (“Seller”), a subsidiary of the Company entered into an asset purchase agreement (“Purchase Agreement”) with Luken Communications, LLC (“Buyer”) and Henry G. Luken III, individually (“Luken”), for the sale of all of the assets used in the business and operations of five low power and Class A television stations in Naples and Fort Myers, Florida (“Stations”), including licenses, construction permits and other instruments of authorization (“Licenses”) issued by the Federal Communications Commission (“FCC”) and certain other assets (together with the Licenses, the “Assets”). The Buyer is owned by Henry Luken, the former Chairman of the Board, Chief Executive Officer and President of the Company and Thomas M. Arnost, the President and Chief Executive Officer of the Company’s Broadcasting Station Group. See Note 4 for further details.

New Retro Television Network (“RTN”) affiliates and contracts

The following table shows stations that have been launched as RTN affiliates since March 31, 2008:

DMA Ranking	Station	DMA	Launched
11	WXYZ-DT2	Detroit	4/1/08
55	KAIL-DT	Fresno – Visalia	4/1/08
69	KGPT-LP	Wichita – Hutchinson	4/1/08
87	KWWL-DT3	Cedar Rapids – Waterloo	4/1/08
41	WHTM-DT	Harrisburg – Lancaster	5/12/08
144	KDPX	Palm Springs	5/12/08

Amendment to Senior Credit Facility

On April 28, 2008, the Company entered into a second amendment (“Second Amendment”) to its Credit Agreement which had been previously amended on March 19, 2008 as noted above in Note 5. Under the terms of the Second Amendment, the lender group has agreed to forbear from exercising certain of its rights and remedies with respect to existing defaults and any other defaults or events of default under the Credit Agreement other than any specified defaults described in the Second Amendment (which include, but are not limited to, breaches of certain affirmative and negative covenants, among others) through the earlier of (a) May 5, 2008 and (b) the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to consummate a proposed financing with certain investors. The Second Amendment also provides for the lender group to make additional loans to the Company in an amount not to exceed $5,495,541 (which includes additional loans funded pursuant to the First Amendment).
As of the date of this report, the above-described forbearance period has ended. If the Company is unable to secure an extension of such forbearance or the lenders otherwise elect to declare a default under the credit agreement, the lenders would have all rights and remedies available to them under the terms of the Credit Agreement. The Company and the lenders continue to discuss all options acceptable to both parties.

NASDAQ

On May 14, 2008 NASDAQ notified the Company of non-compliance with Marketplace Rule 4310(c)(4) due to failure of the Company’s common stock to close above the required $1 minimum bid price for 30 consecutive business days. The Company will now have 180 days until November 10, 2008 to regain compliance. Compliance can be achieved if the bid price of the common stock closes above $1 for a minimum of 10 consecutive business days. The Company will also issue an 8K and a press release relating to this notification in accordance with Marketplace rule 4803(a).

Changes to the Board of Directors

On May 15, 2008, the Company announced that Henry Luken resigned from the Company’s Board of Directors and as CEO and President. The Board of Directors has engaged Richard Rochon as a member of the Board to fill an existing vacancy. John Oxendine, an existing board member, was named Vice Chairman on an interim basis. The Board of Directors has commenced a search for a new CEO and President.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion of the Company’s financial condition and results of operations comparing the interim quarters ended March 31, 2008 and March 31, 2007. You should read this section together with the Company’s consolidated financial statements including the notes to those financial statements, as applicable, for the years and periods mentioned above.

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

As of March 31, 2008, the Company has built and aggregated a total of 120 full and low power permits, licenses and applications that it owns or has contracts to acquire. The Company’s FCC license asset portfolio includes 23 full power stations, 38 Class A stations and 59 low power stations, including two metropolitan New York City low power stations that the Company is currently under contract to purchase. The Company’s English and Spanish-language stations are in 41 markets that represent more than 32% of the U.S. population.

While the Company originally targeted small to medium-sized markets for development, it has been able to leverage its original properties into stations in larger metropolitan markets, including Denver, Detroit, Salt Lake City, Minneapolis and Oklahoma City. The Company’s stations are affiliated with broadcast networks as follows:, 19 are affiliated with Univision, 12 are affiliated with the Company’s Retro Television Network (“RTN”), five are affiliated with MyNetworkTV, four are affiliated with FOX, three are affiliated with TeleFutura, and one is affiliated with ABC.

The Company is the second-largest affiliate group of the top-ranked Univision and TeleFutura networks with 19 affiliates, 13 of which are in the nation’s top-65 Hispanic television markets. The Company believes that it has growth opportunity in these Hispanic properties because each station has a 15-year affiliation agreement with either Univision or TeleFutura, respectively.

RTN was developed to fulfill a need in the broadcasting industry that is occurring now and will continue to occur as broadcast stations switch over to digital programming pursuant to a Federal Communications Commission mandate with a February 19, 2009 deadline.

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

The Company is one of the largest holders of broadcast spectrum in the United States. Each Company station is 6MHz and is located in the 480-680 MHz band. This spectrum adjoins the 700 MHz band and offers similar propagation characteristics. The Company anticipates that it will supplement its revenues by monetizing its significant spectrum portfolio through joint-ventures, leasing or sub-licensing to telecoms and new media companies.

The Company also launched a new corporate and investor relations website (www.EMDAholdings.com) in August 2007. The website features new and expanded content about the Company’s operating businesses, senior management, news and public filings. All key information on the website is available in an up-to-date, interactive format.

Acquisition and Expansion Activity

The Company’s classic television network, RTN, currently has a total of 73 affiliations announced. Top DMA markets include San Francisco, Atlanta, Washington, DC, Detroit, Phoenix, Seattle, Tacoma, Denver, Orlando, St. Louis, Pittsburgh, and Charlotte.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Revenue
The following table sets forth the principal types of broadcast revenue earned by the Company and its stations for the periods indicated and the change from one period to the next both in dollars and percent:

	For the Three Months Ended March 31,
				%
	2008	2007	Change	Change
	(In thousands, except percentages)
Broadcast Revenues
Local	$2,244	$2,405	$(161)	(6.7)%
National	2,072	1,987	85	4.3
Other	461	247	214	86.6
Trade & Barter Revenue	2,545	2,136	409	19.1
Total Broadcast Revenue	$7,322	$6,775	$547	8.1%

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

Total Broadcast Revenue increased $0.5 million, or 8.1%, to $7.3 million. The increase in revenues is driven by an increase of $400,000 in trade and barter and $200,000 in other revenue. The increase in trade and barter includes an increase of $152,000 in trade programming and $200,000 in film barter income. This increase is due primarily to the continued growth in the Company’s investment in syndicated programming as it continues its commitment to reduce the amount of shopping and long-form commercials and increase traditional programming. Trade advertising revenue increased $58,000. The increase in other income is led by political sales of $115,000, uplink share services revenue of $77,000 and Joint Service Agreement’s revenue of $20,000.

Local advertising revenue decreased $161,000 as result of lower direct and regional sales which was offset by higher revenues derived from advertising agencies. National sales increased $85,000 primarily due to higher billings to agencies which were offset by lower paid programming. With the Company’s shift to traditional programming, sales of available time shifts to spots advertisers. Total local and national revenue from the Company’s Spanish-language stations decreased by $.1 million or 6% when compared to the same period in 2007, while local and national revenue from the Company’s English-language stations decreased by $.1 million or 4%.

Results of Operations
The following table sets forth the Company’s operating results for the three month period ended March 31, 2008, as compared to the three month period ended March 31, 2007:

	For the Three Months Ended March 31,
				%
	2008	2007	Change	Change
	(In thousands, except percentages, net income per share and weighted average shares)
Broadcast Revenue	$7,322	$6,774	$548	8.0
Program, production & promotion	4,811	3,421	1,390	40.6
Selling, general & administrative	8,138	6,284	1,854	29.5
Management agreement settlement	—	8,000	(8,000)	(100.0)
Depreciation expense	1,018	944	74	7.8
Rent	676	605	71	11.7
Operating (loss)	(7,321)	(12,480)	5,159	41.3

Interest income	21	4	17	425.0
Interest Expense, net	(3,055)	(2,121)	(934)	(44.0)
Gain on sale of assets	—	454	(454)	(100.0)
Other income, net	84	130	(46)	(35.4)
	(2,950)	(1,533)	(1,417)	(42.4)
(Loss) before income taxes	(10,271)	(14,013)	3,742	26.7
Income taxes	—	—	—	—
Net (loss)	(10,271)	(14,013)	3,742	26.7
Preferred dividend	(184)	(12,135)	11,951	98.5
Net loss available to common shareholders	$(10,455)	$(26,148)	$15, 693	60.0
Basic net (loss) per common share	$(0.26)	$(1.02)
Basic shares used in earnings per share calculation	40,278,642	25,668,789

Program, production and promotion expenses
Program, production and promotion expense was $4.8 million in the three month period ended March 31, 2008, as compared to $3.4 million in the three month period ended March 31, 2007, an increase of $1.4 million, or 40.6%. The increase was due primarily to an increase in Syndicated Programming expense, barter/film expense and license fees.

Selling, general and administrative
Selling, general and administrative expense was $8.1 million in the three month period ended March 31, 2008, as compared to $6.3 million in the three month period ended March 31, 2007, an increase of $1.8 million, or 29.5%. Contributing to this increase were increases in personnel costs, including benefits and share based compensation. This increase in personnel cost is attributed to hiring of management personnel following the March 2007 Merger Transaction to address the new strategic direction of the Company as well as demands of a publicly traded company, together with staff increases related to TV broadcast and RTN operations

Depreciation and Amortization
Depreciation and amortization was $1 million in the three month period ended March 31, 2008, as compared to $1 million in the three month period ended March 31, 2007. Of those expense amounts, amortization expense was $0.0 for the three month period ended March 31, 2008 compared to $30,186 for the three month period ended March 31, 2007, a decrease of $30,186.

Rent
Rent expense was $0.7 million in the three month period ended March 31, 2008, as compared to $0.6 million in the three month period ended March 31, 2007, an increase of $0.1 million, or 11.7%. An increase in tower rent expense was the primary factor.

Interest Expense, net
Interest expense, net of interest income, was $3.0 million in the three month period ended March 31, 2008, as compared to $2.1 million in the three month period ended March 31, 2007, an increase of $0.9 million, or 44.0%. This increase is primarily attributable to higher average outstanding debt ($20 million) and higher interest rates charged by lenders.. The combined average interest rates on the Company’s senior credit facility were 14.0% and 13.1% for the three months ended March 31, 2008 and 2007, respectively.

Gain on sale of assets
The gain on sale of assets was $0.0 million in the three month period ended March 31, 2008, as compared $0.5 million in the three month period ended March 31, 2007, a decrease of $0.5 million. The gain on sale in 2007 included the sale of a broadcast tower located in central Arkansas.

Other income, net
Other income, net was $84,000 for the three months ended March 31, 2008 as compared to $130,000 for the three months ended March 31, 2007, a decrease of $46,000.

Preferred dividend
Preferred dividend was $0.2 million in 2008 compared to $12.1 million in 2007. The decrease of $11.9 million is due to the payment of $12.1 million to the former preferred shareholders of EBC in connection with the March 2007 Merger Transaction. Current preferred shares accrete dividends quarterly.

Liquidity and Capital Resources

General
The following table and discussion presents data the Company believes is helpful in evaluating it liquidity and capital resources:

	As of
	March 31, 2008	December 31, 2007
	(In thousands)
Cash and cash equivalents	$1,194		$634
Long term debt including current portion and lines of credit	$79,522		$77,411
Available credit under senior credit agreement	$-0-	$	─0─

The Company’s existing capital resources are not sufficient to fund its operations. If the Company is unable to obtain adequate additional sources of capital in the near term it will need to cease all or a portion of its operations, seek protection under U.S. bankruptcy laws and regulations, engage in a restructuring or undertake a combination of these and other actions. Additional sources of capital, if obtained, would likely come from sales by the Company of debt and/or equity and/or the sale of material assets of the Company. The Company is currently negotiating potential transactions that would supply it with capital necessary to meet its current requirements. However, these negotiations may not result in successful consummation of any transaction. If the Company is able to successfully consummate a transaction, such transaction may result in substantial dilution to the Company’s existing security holders and/or the incurrence of substantial indebtedness on relatively expensive terms. The terms of any such transaction would also likely involve covenants that serve to substantially restrict the operations of the Company and its management and could result in a change of control of the Company.

On February 13, 2008, the Company and its lenders entered into the Third Amended and Restated Credit Agreement to refinance the credit facility. The amended $53.0 million credit facility, comprised of an $8.0 million revolving credit line and term loans of $45.0 million, matures on February 13, 2011, was used to refinance the existing indebtedness senior credit facility. Outstanding principal balance under the credit facility bears interest at LIBOR or the alternate base rate, plus the applicable margin. The applicable margin is 9.5% for the LIBOR loans and 8.5% on the alternate base rate loan. The minimum LIBOR is 4.5%. The alternate base rate is (i) the greatest of (A) the Prime Rate, (B) the Federal Funds Rate in effect on such day plus fifty (50) basis points (0.50%), and (C) seven and one-half percent (7.50%) per annum. We are required to pay an unused line fee of .5% on the unused portion of the credit facility. The credit facility is secured by the majority of the assets of the company. We are subject to new financial and operating covenants and restrictions based on trailing monthly and twelve month information. We have borrowed $52,561,593 under the new facility as of March 31, 2008. Due to certain restrictions based on the value of the loan collateral, the Company does not have access to the remaining $2,487,500 at this time.

On March 19, 2008, the Company entered into an amendment to its Third Amended and Restated Credit Agreement (“Credit Agreement”) with Silver Point Finance, LLC and Wells Fargo Foothill, Inc. Under the terms of the Amendment, the lender group has agreed to forbear from exercising certain of their rights and remedies with respect to designated defaults under the Credit Agreement through the earlier of (a) April 18, 2008 and (b) the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to enter into agreements with respect to the sale of certain of its assets and the Company’s failure to secure approvals for, and meet other criteria with respect to, financing alternatives necessary to meet the Company’s immediate capital requirements. Additionally, the applicable margins on LIBOR loans and base rate loans were increased to 10.0% and 9.0% respectively. If the Company is unable to meet all criteria under the forbearance agreement, the lender group will have all remedies available to them under the Credit Agreement, including making the loan immediately due and payable.

On April 28, 2008, the Company entered into a second amendment (“Second Amendment”) to its Credit Agreement which had been previously amended on March 19, 2008 as noted above in Note 5. Under the terms of the Second Amendment, the lender group has agreed to forbear from exercising certain of its rights and remedies with respect to existing defaults and any other defaults or events of default under the Credit Agreement other than any specified defaults described in the Second Amendment (which include, but are not limited to, breaches of certain affirmative and negative covenants, among others) through the earlier of (a) May 5, 2008 and (b) the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to consummate a proposed financing with certain investors. The Second Amendment also provides for the lender group to make additional loans to the Company in an amount not to exceed $5,495,541 (which includes additional loans funded pursuant to the First Amendment) and increases the applicable margins on LIBOR loans and base rate loans to 12.0% and 11.0% respectively.

As of the date of this report, the above-described forbearance period has ended. If the Company is unable to secure an extension of such forbearance or the lenders otherwise elect to declare a default under the credit agreement, the lenders would have all rights and remedies available to them under the terms of the Credit Agreement. The Company and the lenders continue to discuss all options acceptable to both parties.

The principal ongoing uses of cash that affect the Company’s liquidity position include the following: the acquisition of and payments under syndicated programming contracts, capital and operational expenditures and interest payments on the Company’s debt. It should be noted that no principal is due on the existing senior credit facility (as refinanced in February 2008 - see below) until February 2011, except for mandatory principal payments from proceeds generated from the sale of any collateral assets through that period.

The Company currently has a working capital deficit of approximately $67.8 million.

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

Sources and Uses of Cash

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Net cash used by operating activities	$(2,317)	$(7,771)
Net cash provided (used) by investing activities	765	(1,959)
Net cash provided by financing activities	2,111	31,944
Net increase in cash and cash equivalents	$559	$22,214

Operating Activities

Net cash used in operating activities for the three month periods ending March 31, 2008 and 2007 was $2.3 million and $7.8 million, respectively. The decrease in net cash used by operating activities of $5.5 million was due primarily to an decrease in the net loss of $3.8 million and a decrease in Management Agreement Settlement of $4.8 million, a non-cash operating expense.

Investing Activities

Net cash provided by investing activities was $0.8 million in the three month period ended March 31, 2008, a variance of $2.7 million compared to the three month period ended March 31, 2007, when $1.9 million was used by investing activities. The variance was largely due to the acquisition of three low power television stations located in Oklahoma and Arkansas, including KLRA, the Univision affiliate in Little Rock, Arkansas in 2007 combined with cash received from affiliates in repaymnet of advances.

Financing Activities

Net cash provided by financing activities was $2.1 million in the three month period ended March 31, 2008, compared to $31.9 million in the three month period ended March 31, 2007, a decrease of $29.8 million. During the three month period ended March 31, 2007, the Company completed its merger with Coconut Palm. As part of the Merger Transaction, the Company acquired the existing assets and liabilities of Coconut Palm, including operating cash of $22.8 million and $10.9 million of funds held in trust for the retirement of the stock held by Coconut Palm shareholders who elected not to participate in the merger. The funds held in trust are restricted and not available for any use by the Company. The Company’s net increase in debt was $2.1 million for the three months ended March 31, 2008 as compared to $4.0 million for the three months ended March 31, 2007.

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

On February 13, 2008, the Company and its lenders entered into the Third Amended and Restated Credit Agreement to refinance the credit facility. The amended $53.0 million credit facility, comprised of an $8.0 million revolving credit line and term loans of $45.0 million, matures on February 13, 2011, was used to refinance the existing indebtedness senior credit facility. Outstanding principal balance under the credit facility bears interest at LIBOR or the alternate base rate, plus the applicable margin. The applicable margin is 9.5% for the LIBOR loans and 8.5% on the alternate base rate loan. The minimum LIBOR is 4.5%. The alternate base rate is (i) the greatest of (A) the Prime Rate, (B) the Federal Funds Rate in effect on such day plus fifty (50) basis points (0.50%), and (C) seven and one-half percent (7.50%) per annum. We are required to pay an unused line fee of .5% on the unused portion of the credit facility. The credit facility is secured by the majority of the assets of the company. We are subject to new financial and operating covenants and restrictions based on trailing monthly and twelve month information. We have borrowed $52,561,593 under the new facility as of March 31, 2008. Due to certain restrictions based on the value of the loan collateral, the Company does not have access to the remaining $2,487,500 at this time.

On March 19, 2008, the Company entered into an amendment to its Third Amended and Restated Credit Agreement (“Credit Agreement”) with Silver Point Finance, LLC and Wells Fargo Foothill, Inc. Under the terms of the Amendment, the lender group has agreed to forbear from exercising certain of their rights and remedies with respect to designated defaults under the Credit Agreement through the earlier of (a) April 18, 2008 and (b) the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to enter into agreements with respect to the sale of certain of its assets and the Company’s failure to secure approvals for, and meet other criteria with respect to, financing alternatives necessary to meet the Company’s immediate capital requirements.  Additionally, the applicable margins on LIBOR loans and base rate loans were increased to 10.0% and 9.05 respectively. If the Company is unable to meet all criteria under the forbearance agreement, the lender group will have all remedies available to them under the Credit Agreement, including making the loan immediately due and payable.

On April 28, 2008, Equity Media Holdings Corporation (“Company”) entered into a second amendment (“Second Amendment”) to its third amended and restated credit agreement (“Credit Agreement”) with Silver Point Finance, LLC and Wells Fargo Foothill, Inc which had been previously amended on March 19, 2008 (“First Amendment Under the terms of the Second Amendment, the lender group has agreed to forbear from exercising certain of its rights and remedies with respect to existing defaults and any other defaults or events of default under the Credit Agreement other than any specified defaults described in the Second Amendment (which include, but are not limited to, breaches of certain affirmative and negative covenants, among others) through the earlier of (a) May 5, 2008 and (b) the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to consummate a proposed financing with certain investors. The Second Amendment also provides for the lender group to make additional loans to the Company in an amount not to exceed $5,495,541 (which includes additional loans funded pursuant to the First Amendment) and increases the applicable margins on LIBOR loans and base rate loans to 12.0% and 11.0% respectively.

As of March 31, 2008, the applicable margins for base rate advances and LIBOR advances under the revolver component of the Credit Facility were 9.0% and 10.0%, respectively. The amount outstanding under the Credit Facility as of March 31, 2008 was $52.6 million and is allocated as follows: term loan facility of $12.0 million, term loans B of $35.1 million and a fully drawn revolving loan of $5.5 million. At March 31, 2008, approximately $1 million was available to borrow under the term loan B component of the Credit Facility.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

The Securities and Exchange Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operation, and which require the company to make its most difficult and subjective judgments, often as the result of the need to make estimates of matters that are inherently uncertain. Our critical accounting policies and estimates include the estimates used to determine the recoverability of indefinite-lived assets, including goodwill, the recoverability of long-lived tangible assets, the value of television broadcast rights, the amount of allowance of doubtful accounts, the existence and accounting for variable interest entities and the amount of stock-based compensation. For a detailed discussion of our critical accounting policies and estimates, please refer to our 2007 audited financial statements as reported in our Form 10-K/A filed on April 1, 2008 with the Securities and Exchange Commission. There have been no material changes in the application of our critical accounting policies and estimates subsequent to that report.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 will become effective beginning in the first quarter of 2009. The Company is currently evaluating the impact of adopting SFAS 161 on the financial statements.

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

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“FASB No. 160”) .” The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB No. 141 (R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The forward-looking statements included in this Quarterly Report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

The Company is exposed to market risk from changes in domestic and international interest rates (i.e. prime and LIBOR). This market risk represents the risk of loss that may impact the financial position, results of operations and/or cash flows of the Company due to adverse changes in interest rates. This exposure is directly related to our normal funding activities. The Company does not use financial instruments for trading and, as of March 31, 2008, was not a party to any interest-rate derivative agreements.

Interest Rates

At March 31, 2008, the entire outstanding balance under our credit agreement, approximately 66% of the Company’s total outstanding debt (credit agreement, lines of credit, asset purchase loans, real estate mortgage, etc.) bears interest at variable rates. The fair value of the Company’s fixed rate debt is estimated based on current rates offered to the Company for debt of similar terms and maturities and is not estimated to vary materially from its carrying value.

Based on amounts outstanding at March 31, 2008, if the interest rate on the Company’s variable debt were to increase by 1.0%, its annual interest expense would be higher by approximately $.6 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation and Disclosure of Controls and Procedures

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

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2007. Based on this evaluation Management identified and reported in the December 31, 2007 10-K/A, filed April 1, 2008 a material weakness in the Company's internal control over financial reporting as of December 31, 2007 relating to effective internal controls over the preparation, review, and approval surrounding certain account reconciliations, journal entries and accruals; including and related to analysis and evidence of management review. As result of this material weakness, management concluded that the disclosure controls and procedures were not effective as of December 31, 2007.

During 2008, the Company has taken and will continue to take actions to remediate the material weakness discussed above and it is continuing to assess additional controls that may be required to substantially reduce the risk of similar material weakness occurring in the future. The Company is in the process of establishing more robust reconciliation and review procedures and has required its accounting managers and supervisors to adequately review all reconciliations, journal entries and accruals and to provide evidence of such review and analysis.

As part of its fiscal 2008 assessment of internal control over financial reporting, management will conduct sufficient testing and evaluation of the controls being implemented as part of this remediation plan to ascertain that they operate effectively. While the Company has taken measures to remediate the material weakness and strengthen its internal control over financial reporting, these steps may not be adequate to fully remediate the material weakness, and additional measures may be required. The effectiveness of this remediation measures will not be fully known until the Company completes its annual evaluation of the effectiveness of its internal control over financial reporting for the year ending December 31, 2008. Therefore, management has concluded that it can not assert that the control deficiencies related to the reported material weakness have been effectively remediated.

Procedures were undertaken so that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the condensed consolidated financial statements contained in this filing.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2008, other than discussed above, there has been no changes in the Company’s internal control over financial reporting that materially affect or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is currently in default under its existing loan agreements with Silver Point and Wells Fargo. Existing events of default include, but are not limited to, the Company’s failure to pay interest when due, lateness on certain payments due under the Company’s satellite and programming agreements and failure to achieve certain performance metrics, including minimum monthly revenue and EBITDA benchmarks.

On April 28, 2008, the Company entered into a Second Amendment to its Third Amended and Restated Credit Agreement with Silver Point and Wells Fargo. The credit agreement had been previously amended on March 19, 2008. Under the terms of the two amendments, the lenders agreed to forbear from exercising certain of their rights and remedies with respect to the Company’s existing defaults through the earlier of May 5, 2008 and the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to consummate a proposed financing with certain investors.

As of the date of this report, the above-described forbearance period has ended. If the Company is unable to secure an extension of such forbearance or the lenders otherwise elect to declare a default under the credit agreement, the lenders would have all rights and remedies available to them under the terms of the credit agreement. The Company and the Lender continue to discuss all options acceptable to both parties.

ITEM 6. EXHIBITS

Exhibits

31.1	Certification of Chief Operating Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Operating Officer Pursuant to Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.37	Second Amendment to Third Amended and Restated Credit Agreement and Forbearance Agreement dated April 28, 2008 and Related Schedules.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY MEDIA HOLDINGS CORPORATION

Date: May 19, 2008	By:	/s/ Gregory Fess
Chief Operating Officer
(principal executive officer)

Date: May 19, 2008	By:	/s/ Patrick Doran
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Operating Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Operating Officer Pursuant to Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.37	Second Amendment to Third Amended and Restated Credit Agreement and Forbearance Agreement dated April 28, 2008 and Related Schedules.