Form 10-Q
period 2008-06-30
Equity Media Holdings CORP
filed 2008-08-18
CIK 1327012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2008

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
Large accelerated filer  ☐   Accelerated filer  ☑   Non-accelerated filer  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

     As of August 18, 2008, 40,278,642 shares of the Company’s common stock, $0.0001 par value per share, were outstanding.

EQUITY MEDIA HOLDINGS CORPORATION

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EQUITY MEDIA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008
	(Unaudited)	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$350,584	$634,314
Restricted cash	3,935,632	4,162,567
Certificate of deposit	─	112,107
Trade accounts receivable, net of allowance for uncollectible accounts	4,287,238	3,514,635
Program broadcast rights	7,106,779	6,921,465
Assets held for sale	─	9,520,849
Other current assets	906,527	321,434
Prepaid expenses - related party	─	100,000
Total current assets	16,586,760	25,287,371

Property and equipment
Land and improvements	2,026,698	2,017,698
Buildings	3,995,744	3,956,229
Broadcast equipment	30,209,663	29,174,079
Transportation equipment	316,532	283,151
Furniture and fixtures	4,545,087	4,422,527
Construction in progress	102,889	163,716
	41,196,613	40,017,400
Accumulated depreciation	(18,931,848)	(16,350,882)
Net property and equipment	22,264,765	23,666,518

Intangible assets
Indefinite-lived assets, net
Broadcast licenses	75,955,843	66,498,347
Goodwill	1,740,282	1,940,282
Total indefinite-lived assets, net	77,696,125	68,438,629

Other assets
Broadcasting construction permits	399,302	885,665
Program broadcast rights	8,718,643	4,001,625
Investment in joint ventures	435,251	435,860
Deposits and other assets	105,403	98,705
Broadcasting station acquisition rights pursuant to assignment agreements	440,000	440,000
Total other assets	10,098,599	5,861,855

Total assets	$126,646,249	$123,254,373

	June 30, 2008
	(Unaudited)	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Trade accounts payable	$7,013,776	$3,644,475
Due to affiliates and related parties	4,740,710	2,509,480
Lines of credit	991,771	994,495
Accrued expenses and other liabilities	2,853,173	1,777,240
Deposits held for sales of broadcast licenses	1,024,601	1,024,601
Deferred revenue	214,834	271,728
Current portion of program broadcast rights obligations	3,972,362	2,094,741
Current portion of deferred barter revenue	3,005,746	4,393,637
Note payable to Univision	15,000,000	15,000,000
Amounts due to Luken Communications, LLC	25,000,000	—
Current portion of notes payable	40,644,560	52,233,322
Current portion of capital lease obligations	43,928	44,546
Total current liabilities	104,505,461	83,988,265

Non-current liabilities
Notes payable, net of current portion	8,641,051	8,996,705
Capital lease obligations, net of current portion	121,623	141,491
Program broadcast rights obligations, net of current portion	6,444,464	1,140,641
Deferred barter revenue, net of current portion	1,586,854	2,618,143
Due to affiliates and related parties	979,583	6,262
Security and other deposits	213,500	213,500
Other liabilities	936,878	556,795
Total non-current liabilities	18,923,953	13,673,537

Commitments and Contingencies	—	—

Mandatorily redeemable preferred stock — $.0001 par value; 25,000,000 shares authorized; 2,050,519 issued and outstanding	10,519,162	10,519,162

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock — $.0001 par value; 100,000,000 shares authorized; 40,278,642 issued and outstanding at June 30, 2008 and December 31, 2007	4,028	4,028
Additional paid-in-capital	137,181,190	136,217,425
Accumulated deficit	(144,486,193)	(121,146,692)
	(7,300,975)	15,074,761
Treasury stock, at cost	(1,352)	(1,352)
Total stockholders’ (deficit) equity	(7,302,327)	15,073,409

Total liabilities and stockholders’ (deficit) equity	$126,646,249	$123,254,373

See Notes to Unaudited Condensed Consolidated Financial Statements

EQUITY MEDIA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Broadcast Revenue	$8,441,560	$7,014,601	$15,763,673	$13,788,675

Operating Expenses
Program, production & promotion	5,425,827	3,609,318	10,236,383	7,030,245
Selling, general & administrative	7,909,838	8,618,127	15,334,787	14,263,769
Selling, general & administrative – related party	1,489,010	290,512	1,827,224	581,506
Management agreement settlement	—	—	—	8,000,000
Depreciation & amortization	1,063,142	903,302	2,081,406	1,847,359
Management fees – related party	375,000	412,416	750,000	760,165
Rent	695,970	627,265	1,372,110	1,232,296

Total operating expenses	16,958,787	14,460,940	31,601,910	33,715,340

Loss from operations	(8,517,227)	(7,446,339)	(15,838,237)	(19,926,665)

Other income (expense)
Interest income	4,393	28,635	25,876	32,510
Interest expense	(3,225,153)	(1,848,665)	(6,018,005)	(3,969,339)
Interest expense – related party	(568,500)	(262,500)	(831,000)	(262,500)
(Loss) gain on disposal and/or sale of assets	(200,000)	—	(200,000)	453,753
Other income, net	26,223	109,452	109,951	269,851
Losses from affiliates and joint ventures	(451)	(22,428)	(609)	(52,689)

Total other (expense), net	(3,963,488)	(1,995,506)	(6,913,787)	(3,528,414)

Loss before provision for income taxes	(12,480,715)	(9,441,845)	(22,752,024)	(23,455,079)
Provision for income taxes	—	—	—	—

Net loss	(12,480,715)	(9,441,845)	(22,752,024)	(23,455,079)
Preferred dividend	(403,897)	(185,598)	(587,477)	(12,320,541)

Net loss attributable to common shareholders	$(12,884,612)	$(9,627,443)	$(23,339,501)	$(35,775,620)

Weighted average number of common shares outstanding:
Basic and diluted	48,278,382	38,895,739	48,278,382	32,318,803

Net loss attributable to common shareholders per share:
Basic and diluted	$(0.27)	$(0.25)	$(0.48)	$(1.11)

See Notes to Unaudited Condensed Consolidated Financial Statements.

EQUITY MEDIA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(22,752,024)	$(23,455,079)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for bad debt	216,680	807,311
Depreciation	2,081,406	1,806,874
Amortization of intangibles	—	40,485
Amortization of program broadcast rights	6,253,721	3,480,779
Amortization of discounts on interest-free debt	—	29,723
Equity in losses of subsidiaries and joint ventures	609	52,689
Loss (gain) on disposal and/or sale of assets	200,000	(453,753)
Management agreement settlement	—	4,800,000
Share-based compensation	608,305	1,304,687
Changes in operating assets and liabilities:
Trade accounts receivable	(1,090,768)	(771,580)
Deposits and other assets	(343,726)	(332,062)
Restricted cash	226,935	—
Accounts payable and accrued expenses	5,665,622	221,561
Program broadcast rights	(11,156,062)	(2,137,475)
Program broadcast obligations	7,181,446	473,606
Deferred barter revenue	(2,419,180)	—
Security deposits	—	(5,524)
Deferred income	(56,893)	(1,690,760)
Net cash used by operating activities	(15,383,929)	(15,828,507)

Cash flows from investing activities:
Purchases of property and equipment	(95,983)	(4,710,382)
Proceeds from sale of property and equipment	—	621,462
Acquisition of broadcast assets	—	(1,225,000)
Proceeds (purchase) of certificate of deposit	112,107	(2,483)
Net advances from (to) affiliates	2,051,700	(206,962)
Net cash provided by (used) in investing activities	2,067,824	(5,523,365)
Cash flows from financing activities:
Proceeds from notes payable	57,415,867	8,221,685
Payments of notes payable	(69,363,007)	(18,957,873)
Payments of capital lease obligations	(20,485)	(18,303)
Proceeds from Luken transactions	25,000,000	—
Recapitalization through merger	—	52,906,853
Purchase of preferred stock	—	(25,000,000)
Issuance of common stock in private placement	—	9,000,000
Purchase of common stock	—	(1,352)
Net cash provided by financing activities	13,032,375	26,151,010
Net (decrease) increase in cash and cash equivalents	(283,730)	4,799,127

Cash and cash equivalents — beginning of period	634,314	1,630,973

Cash and cash equivalents — end of period	$350,584	$6,430,100
Supplemental cash flow information:
Cash paid during the period for interest	$6,440,588	$3,443,029
Supplemental non-cash activities:
Issuance of note payable to redeem preferred stock	$—	$15,000,000
Settlement with dissenting shareholders	$—	$10,531,472
Issuance of mandatory redeemable preferred stock to pay accrued preferred dividends	$—	$10,519,162
Assumption of net liabilities of Coconut Palm Acquisition Corporation	$—	$(2,267,340)
Issuance of common stock to pay preferred dividends	$—	$1,615,781
Charge to stockholders’ equity for prepaid merger costs	$—	$953,223
Acquisition of real property through assumption of debt	$—	$205,347
Accretion of preferred dividends	$380,082	$185,598
Preferred dividend attributable to beneficial conversion	$207,345	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

EQUITY MEDIA HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Equity Media Holdings Corporation and its consolidated subsidiaries (the “Company”) and its subsidiaries, all significant inter-company balances and transactions have been eliminated. The accounting policies followed by the Company and other pertinent information are set forth in the notes to the Company’s financial statements for the fiscal year ended December 31, 2007 included in the Form 10-K/A filed with the Securities and Exchange Commission on April 1, 2008 (the “Form 10-K/A”). The accompanying condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited consolidated financial statements, and the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008 and 2007 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of June 30, 2008 and the results of its operations for the three and six months ended June 30, 2008 and 2007 and cash flows for six months ended June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008 and 2007 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Company’s consolidated financial statements and related footnotes included in the Annual Report on our Form 10-K/A for the year ended December 31, 2007.

Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation.

NOTE 2— LIQUIDITY AND CAPITAL RESOURCES

The Company currently has a working capital deficit of approximately $87.9 million and has experienced losses from operations since inception. During the year ended December 31, 2007, the Company had a net loss of approximately $40.8 million and experienced cash outflows from operations during the same period of approximately $30.8 million. For the six months ended June 30, 2008, the Company had a net loss of approximately $22.7 million and experienced cash outflows from operations of approximately $15.4 million. In the past, the Company has relied on equity and debt financing and the sale of assets to provide the necessary liquidity for the business to operate and will need to have access to substantial funds over the next twelve months in order to fund its operations. As of June 30, 2008, the Company has approximately $0.4 million of unrestricted cash on hand and $3.9 million in restricted cash subject to the lender’s oversight and control.

On February 13, 2008, the Company and its lenders entered into the Third Amended and Restated Credit Agreement (“Credit Agreement”) in which the Company refinanced its previous credit facility. The amended $53.0 million credit facility, comprised of an $8.0 million revolving credit line and term loans of $45.0 million, maturing on February 13, 2011, was used to refinance the existing indebtedness senior credit facility. Outstanding principal balance under the credit facility bears interest at LIBOR or the alternate base rate, plus the applicable margin. The applicable margin is 9.5% for the LIBOR loans and 8.5% on the alternate base rate loan. The minimum LIBOR is 4.5%. The alternate base rate is (i) the greatest of (A) the Prime Rate, (B) the Federal Funds Rate in effect on such day plus fifty (50) basis points (0.50%), and (C) seven and one-half percent (7.50%) per annum. The Company is required to pay an unused line fee of .5% on the unused portion of the credit facility. The credit facility is secured by the majority of the assets of the company. The Company is subject to new financial and operating covenants and restrictions based on trailing monthly and twelve month information. The Company borrowed $50.5 million under the new facility. Due to certain restrictions based on the value of the loan collateral, the Company did not have access to the remaining $2.5 million at that time.

On March 19, 2008, the Company entered into an amendment (“First Amendment”) to its Credit Agreement. Under the terms of the First Amendment, the lender group agreed to forbear from exercising certain of their rights and remedies with respect to designated defaults under the Credit Agreement through the earlier of (a) April 18, 2008 and (b) the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to enter into agreements with respect to the sale of certain of its assets and the Company’s failure to secure approvals for, and meet other criteria with respect to, financing alternatives necessary to meet the Company’s immediate capital requirements. Additionally, the applicable margins on LIBOR loans and base rate loans were increased to 10.0% and 9.0% respectively. Pursuant to the First Amendment the Lenders may exercise any and all remedies available under the Credit Agreement, including making the loan immediately due and payable.

On April 28, 2008, the Company entered into a second amendment (“Second Amendment”) to its Credit Agreement which had been previously amended on March 19, 2008 as noted above. Under the terms of the Second Amendment, the lender group agreed to forbear from exercising certain of its rights and remedies with respect to existing defaults and any other defaults or events of default under the Credit Agreement other than any specified defaults described in the Second Amendment (which include, but are not limited to, breaches of certain affirmative and negative covenants, among others) through the earlier of (a) May 5, 2008 and (b) the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to consummate a proposed financing with certain investors. The Second Amendment also provided for the lender group to make additional loans to the Company in an amount not to exceed $5.5 million (which includes additional loans funded pursuant to the First Amendment) and increases the applicable margins on LIBOR loans and base rate loans to 12.0% and 11.0% respectively.

On June 24, 2008, the Company entered into a third amendment (“Third Amendment”) to the Credit Agreement. Under the terms of the Third Amendment, the lender group has agreed to forbear from exercising certain of its rights and remedies with respect to existing defaults and certain other defaults described in the Third Amendment through the earlier of (a) December 23, 2008 and (b) the date of occurrence of events of default or certain other events. Notwithstanding the foregoing, the lenders may terminate the forbearance on and after September 15, 2008 in their sole discretion. The Third Amendment also provides for the lender group to make additional loans to the Company in an amount not to exceed $6.5 million, subject to certain conditions in the Third Amendment and the Lenders’ sole discretion. Additionally, the applicable margins on LIBOR loans and base rate loans were decreased to 10.0% and 9.0% respectively. The Company used a portion ($17.5 million) of the proceeds from the transactions with Luken Communications, LLC as described in Note 4 - Transactions with Luken Communications, LLC to pay down a portion of the credit facility. Following this pay down, approximately $38.5 million remains outstanding under the credit facility as of June 30, 2008.

The Company is currently in default under its existing loan agreements with Silver Point. Existing events of default include, but are not limited to, the Company’s failure to pay interest when due, lateness on certain payments due under the Company’s satellite and programming agreements and failure to achieve certain performance metrics, including minimum monthly revenue and EBITDA benchmarks.

Even with the refinanced Credit Facility, the additional funds provided by the Amended Credit Facility and the proceeds from the transactions as described in Note 4 - Transactions with Luken Communications, LLC are not sufficient to meet all of the anticipated liquidity needs to continue operations of the Company for the next twelve months. Accordingly, the Company will have to raise additional capital or increase its debt immediately to continue operations. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to liquidate available assets, restructure the company or in the extreme event, cease operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adoption of New Accounting Standards

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157") for its financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The adoption of SFAS 157 on January 1, 2008 did not have a material effect on the Company's Unaudited Condensed Consolidated Financial Statements. See Note 11 for additional information.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141(R) will be dependent on the future business combinations that the Company may pursue after its effective date, if any.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”).” The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141 (R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No.  133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133”), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company will be required to adopt SFAS 161 in the first quarter of 2009. The Company is currently evaluating the requirements of SFAS 161 and has not yet determined what impact the adoption will have on its consolidated statement of financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, requiring prospective application to intangible assets acquired after the effective date. The Company will be required to adopt the principles of FSP 142-3 with respect to intangible assets acquired on or after January 1, 2009. Due to the prospective application requirement, the Company is unable to determine what effect, if any, the adoption of FSP 142-3 will have on its consolidated statement of financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

NOTE 4 — TRANSACTIONS WITH LUKEN COMMUNICATIONS, LLC

On June 24, 2008, the Company closed several transactions with Luken Communications, LLC, a company controlled by Henry Luken, III, former President & CEO of the Company and former Chairman of the Board of Directors, and currently the Company’s largest shareholder with approximately 17% beneficial ownership of the Company’s common stock (the “Investors”). The Investors purchased the outstanding shares of the Company’s Retro Television Network (“RTN”) subsidiary, Retro Programming Services, Inc., for $18.5 million (“Stock Purchase Agreement”). The Company has the option to repurchase RTN at any time during the six month option period which expires on December 24, 2008 on terms described below. Concurrently with the closing of the RTN sale, the Investors purchased, for $1.5 million, warrants (“Warrant Agreement”) to purchase up to 8,050,000 shares of the Company’s common stock for $1.10 per share. The Company also entered into Asset Purchase Agreements with the Investors for the sale by the Company of certain television stations (“Station Sales”) for $17.5 million. The Company received a $5.0 million prepayment on the Station Sales from the Investors at closing. The Station Sales will be consummated, and the Company will receive the remaining payment of $12.5 million, upon receipt of Federal Communications Commission (“FCC”) and certain other approvals. Following consummation of the Station Sales, the Company will continue to own and/or operate 100 stations in 35 markets representing 24.8% of U.S. television households.

The transactions with the Investors were approved by a special committee of the board of directors of the Company, which received a fairness opinion from an independent investment bank that the financial consideration being received in the transactions was fair for the Company’s unaffiliated stockholders.

The Company retired a portion of its credit facilities in the principal amount of $17.5 million with a portion of the proceeds received from these transactions. The remaining proceeds, together with any future proceeds, will be used for working capital and additional reductions of debt and to fund operations.

Sale of RTN

The Company received $18.5 million in cash for all of the outstanding shares of RTN, a wholly owned subsidiary of the Company, from the Investors. RTN is a growing network with 73 affiliates that currently covers 38% of U.S. television households. The Company has the option (“RTN Option”) to repurchase RTN for $27.75 million plus an amount equal to the capital and net operating expenditures (capped at $1.75 million in the aggregate) invested by the Investors prior to the repurchase (together with a return on such expenditures at the rate of 12% per annum), collectively the “Option Price”, which is exercisable at any time through December 24, 2008. Under certain circumstances related to the Company’s failure to consummate the Station Sales (see herein below), the Investors will be entitled to require the Company to exercise the RTN Option. In connection with the Stock Purchase Agreement, the Company has agreed to continue providing operational support services of the same scope, quality and service levels that were being provided to RTN prior to its sale, in exchange for a stated monthly fee, and has also agreed to grant a cost-free, non-exclusive, perpetual, non-transferable license to RTN to use the Company’s Central Automated Satellite Hub (“CASH”) delivery technology solely in connection with operating RTN and its providing of programming content and advertising across the network. Additionally, the Company granted to the Investor a second, cost-free, non-exclusive, perpetual, non-transferable license to use the Seller’s CASH System in connection with the non-RTN network operations of the Investor and its subsidiaries.

In the event the Company does not exercise the RTN Option and if within the 12-month period following the closing of the RTN sale, the Investors sell RTN to an unaffiliated third party, for an amount in excess of $18.5 million, the Company will be entitled to receive 50% of such excess (net of transaction costs).

In the event the RTN Option is exercised by the Company prior to the consummation of the Station Sales, $12.5 million of the Option Price shall be retained by the Company and applied, effectively, as an additional prepayment by the Investors of the $12.5 million balance due for the Station Sales.

The Company has continued to engage an investment banking firm to explore strategic alternatives, including potentially working with strategic partners, for the repurchase of RTN during the option period and also will assist in identifying additional sources to help finance additional digital networks, similar to the RTN model, that the Company may develop and deliver using the CASH technology system.

Immediately prior to the sale of RTN to the Investors, the Company entered into an agreement (“New RTN Rights Agreement”) with Larry Morton, a director, and Neal Ardman, consultant and co-founder of RTN and Retro Television Networks, LLC (“Retro LLC”), a company affiliated with Messrs. Morton and Ardman, which superseded in its entirety an agreement entered into with RTN and its affiliates and the Company in December 2005 under which Retro LLC received certain rights to receive 10% of net sales revenues of RTN and 20% of the sales price upon any sale of RTN. Under the New RTN Rights Agreement, Retro LLC agreed, among other things, that the sale of RTN by the Company to Luken Communications, LLC would not trigger Retro LLC’s right to receive a portion of the re-purchase price and that while RTN is owned by Luken Communications, LLC Retro LLC would be entitled to 5% of pre-tax earnings. Retro LLC also agreed that any exercise of the RTN Option by the Company would not trigger Retro LLC’s right to receive a portion of the re-purchase price. Upon an exercise of the RTN Option pursuant to which RTN is acquired by the Company or an affiliate thereof, Retro LLC would have the right going forward to 10% of pre-tax earnings of RTN and 20% of any future sale proceeds (net of transaction costs).

At June 30, 2008, the Company recorded the sale of RTN as a financing transaction as the RTN Option was deemed to be a “right of return” and until the option period expires the transaction cannot be recorded as a sale or gain from the sale recognized. In addition, it is the intent of the Company to exercise the RTN Option if the financing is available. Accordingly, the Company has recorded the proceeds from the sale, $18.5 million, as amounts due to Luken Communications, LLC, a liability. The underlying assets of RTN and the results of its operations continue to be included in the consolidated financial statements of the Company until such time that the Company recognizes the sale of RTN for accounting purposes.

Because it is currently the intent of the Company to exercise the RTN Option and because the sale of RTN is currently deemed to be, and reported as, a financing transaction, the difference between the sales price of $18.5 million and the repurchase price of $27.75 million, or $9.25 million, is deemed to be interest expense and will be accrued and expensed pro-rata over the six-month option period. Of this total, an amount of $306,000 was recognized as interest expense from related parties during the period ended June 30, 2008. In the event the RTN Option is exercised and RTN repurchased from the Investors for the Option Price, the repurchase will be recognized and reported as the repayment of the $18.5 million and the difference of $9.25 million recognized as interest expense over the six-month period. No gain or loss will be recognized on either transaction, and although the Investors are related parties, because the debt will be extinguished at its carrying value there will be no affect on the Company’s capital.

In the event the RTN Option expires un-exercised the Company will no longer recognize, nor report, the transaction as a financing transaction. At that time the Company will, instead, deem RTN to have been sold and account for the transaction accordingly. Additionally at that time, the amount of the $9.25 million previously recognized and reported as interest expense from related parties will be reversed in the period of the event.

Warrant Agreement

Simultaneous with the RTN transaction, the Company sold warrants to Investors giving them the right to purchase 8,050,000 shares of the Company’s common stock at an exercise price of $1.10 per share, exercisable through September 7, 2009 (the “Luken Warrants”). The sales price of the warrants was $1.5 million. In the event the Luken Warrants are exercised, the Investors’ beneficial ownership in the Company would increase from approximately 17% to approximately 30%.

The Warrant Agreement provides the Investors with the right to require the Company to repurchase all, but not less than all, of the Luken Warrants for a price of $1.5 million upon a Seller Trigger Event, defined as (a) a failure by the Company and its applicable subsidiaries to consummate the Station Sales on or prior to December 24, 2008 for any reason other than (i) circumstances constituting a Purchaser Trigger Event or (ii) a termination by the Company under the terms of the Station Sales by which the Company terminates such agreement and returns the $5.0 million prepayment and makes other payments as required by the Asset Purchase Agreements; provided however that if Seller has duly filed applications with the FCC and at December 24, 2008 there is reasonable basis for determining that the FCC will grant consent to the consummation of the transfer of licenses in the Stations Purchase, such date shall be extended to March 24, 2009 (the “Station Purchase Extension”); or (b) any action is commenced in any liquidation or bankruptcy or similar proceeding to set aside the Stock Purchase Agreement or Stations Sales or to otherwise reject the agreements related thereto as executory contracts.

In accordance with the Warrant Agreement, as soon as practicable after the 180th day after June 24, 2008, the Company shall use commercially reasonable efforts to file a registration statement (on Form S-3 if eligible, or Form S-1 if not eligible) covering the resale of the underlying securities by the Investor and use its commercially reasonable efforts to (i) respond promptly to all SEC requests for information and filings and (ii) cause such registration statement to become effective as soon as possible.

The Company’s Condensed Consolidated Balance Sheet, as of June 30, 2008 classifies the $1.5 million received from the Luken Warrants as a liability following guidance in accordance with FASB Statement No. 150 – “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) as the Investor can put the warrants back to the Company for redemption if certain events do not occur. These events are outside the control of the Company as one of the events is the inability to consummate the Station Sales. While it is the intent of the Company to consummate this transaction it can only be done upon obtaining approval from the FCC. The Company has concluded that this approval process is not perfunctory and customary and therefore cannot conclude with certainty that it will occur.

The Company has recorded the $1.5 million received in connection with the Luken Warrants in Amounts due to Luken Communications, LLC in the condensed consolidated balance sheet as of June 30, 2008. The Company will reassess the classification of the Luken Warrants at each reporting period in accordance with the applicable accounting pronouncements based on the facts at the time.

Stations Asset Purchase Agreements

On June 24, 2008, the Company entered into agreements with the Investors for the sale (“Station Sales”) of all of the assets used in the business and operations of television stations located in six markets, including licenses, construction permits and other instruments of authorization (“Licenses”) issued by the FCC and certain other assets (collectively with the Licenses, the “Station Assets”) for a total combined purchase price of $17.5 million (“Stations Purchase Price”). The closing of the Station Sales is conditional to obtaining FCC approval. The markets in which these stations operate include:

•	Amarillo (Texas),

•	Waco (Texas),

•	Fort Myers/Naples (Florida),

•	Minneapolis (Minnesota),

•	Oklahoma City (Oklahoma), and

•	Tulsa (Oklahoma).

The Company received $5.0 million as prepayment on the Stations Purchase Price from the Investors, which payment is nonrefundable except in the event the Company determines to sell the Station Assets to another party prior to consummating the sale of the Station Assets with the Investors and in certain other circumstances. The $5.0 million prepayment is included in amounts due to Luken Communications, LLC in the condensed consolidated balance sheet as of June 30, 2008 as the sale is subject to FCC approval and the transaction can be terminated by either party under certain events requiring the repayment of the $5.0 million payment to the Investors. The Company will receive the remaining $12.5 million of the Stations Purchase Price upon consummation of the Station Sales with the Investors. Consummation of the Station Sales is subject to Univision’s right of first refusal held on the Stations and FCC approval.

The Company has the right to terminate the Station Sales agreements prior to consummation of the sale, subject to certain provisions (including repayment of the $5.0 million initial prepayment). In the event the Company secures an offer to sell the Station Assets to a party other than the Investors for a purchase price of less than $22.0 million, the Investors shall have the right to match the terms of such offer and proceed to consummation under such terms. The Investors have the right to terminate the agreement if the Station Sales has not been consummated within 18 months of the filing date of the FCC transfer applications.

In addition to the Stations Purchase Price, if within the 12-month period following the closing of the Station Sales, the Investors sell the Stations, collectively or individually, to an unaffiliated third party, for an amount in excess of the Stations Purchase Price, the Company will be entitled to 50% of such excess. If, within the second 12-month period following the closing of the Station Sale, the Investors sell the Stations, collectively or individually, to an unaffiliated third party, for an amount in excess of the Stations Purchase Price, the Company will be entitled to 25% of such excess.

Subject to Univision’s right of first refusal, the Company and the Investors have agreed to prepare applications for assignment of the Licenses and to fully prosecute the applications. Each party will bear its own costs, and the filing fees will be split evenly. The closing of the Station Sales will occur within twenty business days after the grant of FCC consent becomes a final order.

This agreement supersedes a previous Asset Purchase Agreement dated April 3, 2008 with Luken Communications, LLC for the sale of certain broadcast assets and television stations which are included in the current agreement.

The Company has not reclassified the assets related to this transaction to assets held for sale as it does not meet the criteria established by SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets, which sets the standards that determine the classification of long lived assets.

Transaction Fee and Related Warrants issued to Investment Advisors

In connection with the agreement between the investment advisors and the Company, the investment advisors received warrants to purchase up to 1,075,279 shares on the same terms as the Luken Warrants in exchange for a $200,000 reduction to their fees, and $200,000 in cash as consideration for their assistance with the transactions with the Investors. The intrinsic value of the warrants was determined to be $148,046, based on a Black-Scholes valuation, and is included in other current assets in the condensed consolidated balance sheets at June 30, 2008, pending final resolution of these transactions.

SEC filing

The transactions with Luken Communications, LLC and all of the agreements discussed above were submitted to the SEC with the form 8-K filed by the Company on July 1, 2008.

 NOTE 5 — ASSET PURCHASE AGREEMENTS

Purchase from Renard Communications Corp.

On August 15, 2007, the Company entered into an asset purchase agreement with Renard Communications Corp. for the purchase of certain licenses, construction permits and other instruments of authorization issued by the FCC and certain other assets. The agreement was terminated on June 11, 2008 and the Company is negotiating the return of a $400,000 deposit which was held in escrow pending closing. This asset is classified as broadcasting station acquisition rights pursuant to assignment agreements.

Other Agreements

In connection with the 2007 merger transaction, the Company and Univision Television Group (“Univision”), preferred stock holders, entered into a one year $15.0 million promissory note secured by two television stations located in Utah. In lieu of a cash repayment, the Company filed an application with the FCC on July 26, 2007 to transfer the television stations to Univision Television Group, Inc. in satisfaction of the principal amount of the note. The television station assets include broadcast licenses with book values of $7,884,631 and broadcasting equipment with book values of $487,436, a total of $8,372,067, as of December 31, 2007. Accordingly, these assets were classified as held for sale as of December 31, 2007. On June 19, 2008, the Company and Univision filed with the FCC to dismiss the assignment of licenses related to these assets and file public notice of such intent on June 24, 2008. Therefore, since these assets are no longer held for sale, the assets have been reclassified and included in their respective accounts in the condensed consolidated balance sheet as of June 30, 2008.

In October, 2007, the Company signed a non-binding letter of intent for the sale of certain television stations which include broadcast licenses with book values of $1,052,548 and broadcasting equipment with book values of $102,307, a total of $1,154,855. The Company had classified these assets as held for sale as of December 31, 2007. The option term under the letter of intent governing this transaction has expired and as such the related amount was reclassified and included in their respective accounts in the condensed consolidated balance sheet as of June 30, 2008.

NOTE 6 — NOTES PAYABLE

Long-Term Debt

Long-term debt as of June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
	(In thousands)
Senior Credit Facility	$38,495	$50,317
Luken Communications, LLC	25,000	—
Merger Related Party - Univision	15,000	15,000
Installment Notes and other debt	10,790	10,913
Line of Credit	992	994
Capital Lease Obligations	166	186

Total Debt	$90,443	$77,410
Less: Current maturities	(81,680)	(68,272)

Long-term debt	$8,763	$9,138

Senior Credit Facility

On February 13, 2008, the Company and its lenders entered into the Third Amended and Restated Credit Agreement (“Credit Agreement”) in which the Company refinanced its previous credit facility. The amended $53.0 million credit facility, comprised of an $8.0 million revolving credit line and term loans of $45.0 million, matures on February 13, 2011, was used to refinance the existing indebtedness senior credit facility. Outstanding principal balance under the credit facility bears interest at LIBOR or the alternate base rate, plus the applicable margin. The applicable margin is 9.5% for the LIBOR loans and 8.5% on the alternate base rate loan. The minimum LIBOR is 4.5%. The alternate base rate is (i) the greatest of (A) the Prime Rate, (B) the Federal Funds Rate in effect on such day plus fifty (50) basis points (0.50%), and (C) seven and one-half percent (7.50%) per annum. The Company is required to pay an unused line fee of .5% on the unused portion of the credit facility. The credit facility is secured by the majority of the assets of the company. The Company is subject to new financial and operating covenants and restrictions based on trailing monthly and twelve month information. The Company borrowed $50.5 million under the new facility. Due to certain restrictions based on the value of the loan collateral, the Company did not have access to the remaining $2.5 million at that time.

On March 19, 2008, the Company entered into an amendment (“First Amendment”) to its Credit Agreement. Under the terms of the First Amendment, the lender group agreed to forbear from exercising certain of their rights and remedies with respect to designated defaults under the Credit Agreement through the earlier of (a) April 18, 2008 and (b) the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to enter into agreements with respect to the sale of certain of its assets and the Company’s failure to secure approvals for, and meet other criteria with respect to, financing alternatives necessary to meet the Company’s immediate capital requirements. Additionally, the applicable margins on LIBOR loans and base rate loans were increased to 10.0% and 9.0% respectively. Pursuant to the First Amendment the Lenders may exercise any and all remedies available under the Credit Agreement, including making the loan immediately due and payable.

On April 28, 2008, the Company entered into a second amendment (“Second Amendment”) to its Credit Agreement which had been previously amended on March 19, 2008 as noted above. Under the terms of the Second Amendment, the lender group agreed to forbear from exercising certain of its rights and remedies with respect to existing defaults and any other defaults or events of default under the Credit Agreement other than any specified defaults described in the Second Amendment (which include, but are not limited to, breaches of certain affirmative and negative covenants, among others) through the earlier of (a) May 5, 2008 and (b) the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to consummate a proposed financing with certain investors. The Second Amendment also provided for the lender group to make additional loans to the Company in an amount not to exceed $5.5 million (which includes additional loans funded pursuant to the First Amendment) and increased the applicable margins on LIBOR loans and base rate loans to 12.0% and 11.0% respectively.

On June 24, 2008, the Company entered into a third amendment (“Third Amendment”) to the Credit Agreement. Under the terms of the Third Amendment, the lender group has agreed to forbear from exercising certain of its rights and remedies with respect to existing defaults and certain other defaults described in the Third Amendment through the earlier of (a) December 23, 2008 and (b) the date of occurrence of events of default or certain other events. Notwithstanding the foregoing, the lenders may terminate the forbearance on and after September 15, 2008 in their sole discretion. The Third Amendment also provides for the lender group to make additional loans to the Company in an amount not to exceed $6.5 million, subject to certain conditions in the Third Amendment and the Lenders’ sole discretion. Additionally, the applicable margins on LIBOR loans and base rate loans were decreased to 10.0% and 9.0% respectively. The Company used a portion ($17.5 million) of the proceeds from the transactions with Luken Communications, LLC as described in Note 4 – Transactions with Luken Communications, LLC to pay down a portion of the credit facility. Following this pay down, approximately $38.5 million remains outstanding under the credit facility.

The Company is currently in default under its existing loan agreements with Silver Point. Existing events of default include, but are not limited to, the Company’s failure to pay interest when due, lateness on certain payments due under the Company’s satellite and programming agreements and failure to achieve certain performance metrics, including minimum monthly revenue and EBITDA benchmarks.

Even with the refinanced credit facility, the additional funds provided by the amended credit facility and the proceeds from the transactions as described in Note 4 – Transactions with Luken Communications, LLC are not sufficient to meet all of the anticipated liquidity needs to continue operations of the Company for the next twelve months. Accordingly, the Company will have to raise additional capital or increase its debt immediately to continue operations. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to liquidate available assets, restructure the company or in the extreme event, cease operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Merger Related - Univision

Pursuant to the March 2007 Merger Transaction, the Company issued a promissory note to Univision Television Group, Inc. as partial consideration for the exchange of their shares of EBC Series A preferred stock. This promissory note in the amount of $15.0 million was payable March 30, 2008 with interest accruing at an annual rate of 7.0%.

The promissory note is secured by two television stations, originally sought to be transferred under an asset purchase agreement entered into for the same purpose. The Company had intended to transfer the two television stations securing the obligation in lieu of a cash payment for the debt principal. However, on June 19, 2008, the Company and Univision filed with the FCC to dismiss the assignment of licenses related to these assets and file public notice of such intent on June 24, 2008. Until such time as the requests are granted, interest continues to accrue at an annual rate of 7% and the note remains unpaid.

Line of Credit

At June 30, 2008, the Company had a $1.0 million line of credit with an Arkansas bank, with interest payable monthly at 7.5%, due October 31, 2008 and secured by various broadcast assets and Company guarantees. The outstanding balance at June 30, 2008 was $991,771.

NOTE 7 — MANDATORILY REDEEMABLE SERIES A CONVERTIBLE NON-VOTING PREFERRED STOCK

As of June 30, 2008, the Company had 2,050,519 shares issued and outstanding of the Company’s Series A Convertible Non-Voting Preferred Stock (the “Series A Preferred”). The Series A Preferred ranks senior to all outstanding shares of the Company’s common stock. The Series A Preferred accrues compounded dividends at the rate of 7% per annum of the original issue price whether or not the Company declares a dividend payable. In addition, if the Company declares a dividend on its common stock at any time, the holders of Series A Preferred automatically participate on an “as if” converted to common stock basis with the common shareholders.

The Series A Preferred contains liquidation provisions that rank senior to any and all claims of the common stockholders, such that upon the involuntary liquidation, dissolution, or winding up of the Company, the holders of Series A Preferred would be entitled to receive a liquidation amount equal to the amount of the original issue price plus accrued dividends. A change of control of the Company is also deemed to be an event equivalent to a liquidation, dissolution or winding up event under the terms of the Certificate of Designation for the Series A Preferred.

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

In connection with the sale of common stock warrants to Investors (“Luken Warrants”), (see Note 4 – Transactions with Luken Communications, LLC), the Company determined that the conversion rate is not subject to adjustment as of June 30, 2008 pursuant to EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments, (“EITF 00-27”) which states that changes to the conversion terms that would be triggered by future events not controlled by the issuer should be accounted for as contingent conversion options, and the intrinsic value of such conversion options would not be recognized until and unless the triggering event occurs. While the warrants have been issued to Luken Communications, LLC thus triggering a conversion rate adjustment per the Certificate of Designation, there is a period of time where the Luken Warrants can be put back to the Company for redemption in cash, thus creating a change to the conversion terms triggered by a future event that is not in the control of the Company. Lack of FCC approval for the Station Sales, which could trigger the put option in the Warrant Agreement, is outside the control of the Company and therefore it is management’s position that this is a contingent conversion option.

In the event that the contingency is eliminated, the beneficial conversion feature of the Certificate of Designation will require that the conversion rate of the Series A Preferred be adjusted. Following guidance provided by EITF 00-27 and EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (“EITF 98-5”) the Company will record a dividend to preferred shareholders against additional paid in capital in the amount of $1.5 million.

On June 24, 2008, the Company issued warrants to an investment banking firm to purchase 1,075,279 shares of the Company’s common stock at an exercise price of $1.10 per share as partial consideration for advisory services performed in connection with the Luken transactions. Pursuant to EITF 00-27, the Company recorded a preferred dividend in the amount of $207,395 to reflect value transferred to the holders of the Series A Preferred stock resulting from the adjustment of the conversion rate from 1.0 to 1.02 and the reset of the conversion price from $5.13 per share to $5.03 per share.

The Company has evaluated the embedded conversion feature in the Series A Preferred and determined it did not meet the criteria for bifurcation under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” during the three and six months ended June 30, 2008. In addition, the Company accounts for the Series A Preferred in accordance with SEC Accounting Series Release 268 — Presentation in Financial Statements of Redeemable Preferred Stocks” and EITF D-98: “Classification and Measurement of Redeemable Securities,” (“EITF D-98”) and thus has classified the Series A Preferred outside of stockholders’ equity.

The Company believes that it is not probable that the holders of the Series A Preferred would currently elect to convert their shares to common stock because the current trading price of the Company’s common stock is lower than the conversion price. Therefore and under the guidance of EITF D-98, the carrying value of the Series A Preferred as of June 30, 2008 is the original issue amount and does not include any accreted dividends or any other adjustment.

For the three and six month periods ended June 30, 2008, the Company recorded dividends, including these attributable to the beneficial conversion of $207,395, in the amount of $403,897 and $587,477, respectively. These amounts are recorded as deductions from net loss attributable to common shareholders. As of June 30, 2008, dividends payable to the Series A Preferred shareholders are $936,878 and included in other non-current liabilities.

NOTE 8 — STOCK OPTION PLANS

Stock-based compensation expense for the three and six months ended June 30, 2008 was $0.3 million and $0.6 million, respectively, compared to $1.3 million and $1.3 million, respectively, in 2007.   As of June 30, 2008, there was $1.9 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the Incentive Plan, which does not include the effect of future grants of equity compensation, if any. Of the total $1.9 million, the Company expects to recognize approximately 18.5% during the remainder of 2008 and the balance in 2009 through 2013. The weighted average period over which the $1.9 million is to be recognized is 3.16 years.

NOTE 9 — CONTINGENCIES

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

FCC Inquiry

In 2007, the FCC’s Enforcement Bureau commenced an inquiry into whether Montana License Sub, Inc. (a wholly owned subsidiary of the Company), violated the multiple ownership rules in connection with its operation of KLMN(TV), Great Falls, Montana and its relationship with other television stations in the market.  A competitor in the market subsequently filed a petition to deny the license renewal application for KLMN (TV), Great Falls, Montana.  The Company filed appropriate responses in each proceeding.   The FCC staff has informed the Company that the pendency of this complaint has resulted in a tolling on processing other assignment and modification applications involving the Company.  In an attempt to resolve the KLMN dispute, the Company is exploring the opportunity to enter into a Consent Decree, whereby the Company will pay an agreed-upon forfeiture to the FCC, and in exchange, subject to certain reporting conditions, will have the two pending complaints dismissed.

NASDAQ

On May 14, 2008, NASDAQ notified the Company of non-compliance with Marketplace Rule 4310(c)(4) due to failure of the Company’s common stock to close above the required $1 minimum bid price for 30 consecutive business days. The Company has until November 10, 2008 to meet the compliance requirements. Compliance can be achieved if the bid price of the common stock closes above $1 for a minimum of 10 consecutive business days during the 180 day period between May 14, 2008 and November 10, 2008.

If compliance with this Rule cannot be demonstrated by November 10, 2008, NASDAQ staff will determine whether the Company meets The NASDAQ Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If it meets the initial listing criteria, NASDAQ will notify the Company that it has been granted an additional 180 day compliance period. If the Company is not eligible for an additional compliance period, NASDAQ will provide written notification that the Company’s securities will be delisted. At the time, the Company may appeal NASDAQ’s determination to delist its securities to a Listing Qualifications Panel.

NOTE 10 — RELATED PARTY TRANSACTIONS

Amounts due (to) from affiliates and related parties consist of the following:

	June 30, 2008	December 31, 2007
Univision Communications, Inc.	$(3,211,556)	$(2,295,837)
Arkansas Media, LLC and affiliates	5,741	19,581
Royal Palm Capital Management, LLP	(875,000)	(225,000)
Little Rock TV 14, LLC	(78,627)	(78,626)
Larry Morton	(1,220,389)	—
Luken Communications, LLC	(306,000)	—
Retro Television Network, Inc	(34,462)	(8,224)
Other	—	72,364

Due to affiliates and related parties	(5,720,293)	(2,515,742)
Less current portion	(4,740,710)	(2,509,480)

Non – current portion	$(979,583)	$(6,262)

Larry Morton

Concurrently with the sale of RTN to the Investors on June 24, 2008, the Company entered into a separation agreement with Larry Morton providing for Mr. Morton’s resignation as RTN’s President and Chief Executive Officer and for severance payments and benefits to be provided to Mr. Morton in connection with such resignation and his previously announced departure from the Company as its President and Chief Executive Officer. Mr. Morton remains as a director of Company. Additionally, Mr. Morton entered into a thirty-six month consulting agreement with the Company.

NOTE 11 - FAIR VALUE MEASUREMENTS

The Company adopted SFAS 157 effective January 1, 2008 for financial assets and financial liabilities measured on a recurring basis. SFAS 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. There was no impact for adoption of SFAS 157 to the Unaudited Condensed Consolidated Financial Statements as it relates to financial assets and financial liabilities. SFAS No. 157 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. The Company does not enter into investments for trading or speculative purposes. As of June 30, 2008, there were no investments in marketable securities.

As of June 30, 2008, the Company had $3.9 million invested in a money market investment. These investments are required to be measured at fair value on a recurring basis. The Company has determined that the money market investment is defined as Level 1 in the fair value hierarchy. As of June 30, 2008, the fair value of the money market investment was an asset of $3.9 million.

NOTE 12 - SEGMENT DATA

The Company operates its business in three primary reporting segments; the Television Group, Retro Television Network (“RTN”), and Uplink Services. Operations of the Television Group consist of the sale of air time for advertising, , and the broadcasting of entertainment and other programming through the Company’s television stations. Operations of RTN consist primarily of the combination of popular entertainment programs of past decades with local sports, weather and news to provide a customized digital feed to its affiliate television stations. Uplink Services operations include the provision of programming, traffic, accounting and billing services to Company-owned television stations, RTN affiliates, and other third party broadcasters through the Company’s centralized master control and satellite uplink facility in Little Rock, Arkansas. The Company does not allocate corporate overhead or the eliminations of intercompany transactions to the primary reporting segments.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Broadcast Revenue
Television	$7,877	$6,953	$14,735	$13,647
Retro Television Network	493	68	921	137
Uplink Services	209	160	426	333
Corporate and eliminations	(137)	(166)	(318)	(328)
	$8,442	$7,015	$15,764	$13,789

Depreciation and amortization
Television	$530	$443	$1,009	$993
Retro Television Network	—	—	—	—
Uplink Services	382	310	736	568
Corporate and eliminations	151	150	336	286
	$1,063	$903	$2,081	$1,847

Segment operating loss
Television	$(1,253)	$(2,179)	$(3,754)	$(4,332)
Retro Television Network	(1,775)	(326)	(3,011)	(542)
Uplink Services	(224)	(300)	(478)	(634)
Corporate and eliminations	(5,265)	(4,641)	(8,595)	(14,419)

Consolidated	$(8,517)	$(7,446)	$(15,838)	$(19,927)

Impairment charge	—	—	—	—

Operating loss	$(8,517)	$(7,446)	$(15,838)	$(19,927)

NOTE 13— SUBSEQUENT EVENTS

New Retro Television Network (“RTN”) affiliates and contracts

The following table shows stations that have been launched as RTN affiliates since June 30, 2008:

DMA Ranking	Station	DMA	Launched
38	WTVX-DT	West Palm Beach –Ft. Pierce	7/14/08
9	WJLA-DT	Washington D.C	7/28/08

NASDAQ

On July 1, 2008, The Company received written notification from NASDAQ that the Company was no longer in compliance with Marketplace Rule 4350(d) (2) (A), which addresses Audit Committee composition. The Company’s Audit Committee was in compliance until Audit Committee member John E. Oxendine’s appointment as Chief Executive Officer which became effective on June 14, 2008. Once Mr. Oxendine became the Company’s CEO, he no longer qualified as an independent Audit Committee member. Pursuant to Marketplace Rule 4350(d)(4)(B), if an issuer fails to comply with the audit committee composition requirement under Rule 4350(d)(2)(A) due to one vacancy on the audit committee, the issuer will have until the earlier of the next annual shareholders meeting or one year from the occurrence of the event that caused the failure to comply with this requirement; provided, however, that if the annual shareholders meeting occurs no later than 180 days following the event that caused the vacancy, the issuer shall instead have 180 days from such event to regain compliance. An issuer relying on this provision must provide notice to NASDAQ immediately upon learning of the event or circumstance that caused the non-compliance. The Company is currently addressing the need for a third independent Audit Committee Member.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition and results of operations comparing the interim quarters ended June 30, 2008 and June 30, 2007. You should read this section together with the Company’s consolidated financial statements including the notes to those financial statements, as applicable, for the years and periods mentioned above.

Overview
Equity Media Holdings Corporation (“EMHC”, “we,” “us,” “our,” or the “Company”) was incorporated in Delaware on April 29, 2005 as Coconut Palm Acquisition Corp. (“Coconut Palm”) to serve as a vehicle for the acquisition of an operating business through a merger, capital stock exchange, asset acquisition and/or other similar transaction. On March 30, 2007, Coconut Palm merged with Equity Broadcasting Corporation (“EBC”), with Coconut Palm remaining as the legal surviving corporation; however, the financial statements and continued operations are those of EBC as the accounting acquirer. Immediately following the merger, Coconut Palm changed its name to Equity Media Holdings Corporation.

As of June 30, 2008, the Company has built and aggregated a total of 119 full and low power permits, licenses and applications that it owns or has contracts to acquire. The Company’s FCC license asset portfolio includes 23 full power stations, 34 Class A stations and 62 low power stations. The Company’s English and Spanish-language stations are in 41 markets that represent more than 25% of the U.S. population.

While the Company originally targeted small to medium-sized markets for development, it has been able to leverage its original properties into stations in larger metropolitan markets, including Denver, Detroit, Salt Lake City, Minneapolis and Oklahoma City. The Company’s stations are affiliated with broadcast networks as follows: 15 are affiliated with Univision, 12 are affiliated with the Company’s Retro Television Network (“RTN”), 9 are affiliated with MyNetworkTV, 4 are affiliated with FOX, 5 are affiliated with TeleFutura, and 1 is affiliated with ABC.

The Company is the second-largest affiliate group of the top-ranked Univision and TeleFutura networks with 20 affiliates, 13 of which are in the nation’s top-65 Hispanic television markets. The Company believes that it has growth opportunity in these Hispanic properties because each station has a 15-year affiliation agreement with either Univision or TeleFutura, respectively.

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

The Company has historically focused on aggregating stations and developing delivery systems. Over the past eight years, the Company financed itself largely by acquiring television construction permits and stations at attractive valuations. After acquiring the stations, the Company would construct and/or upgrade the facilities and, on a selective basis, sell the station at an increased valuation to fund operations and acquisitions and to service debt.

Historically, it took a few years for the Company’s newly acquired or built stations to generate operating cash flow. In addition, it required time to gain viewer awareness of new station programming and to attract advertisers. Accordingly, the Company incurred losses in the first few years after it acquired or built the station.

Following the March 2007 merger with the Special Purpose Acquisition Company (“SPAC”), Coconut Palm Acquisition Corporation, the Company’s business focus shifted from primarily aggregating stations to increasing RTN affiliate penetration and maximizing revenue and profit for each station. The Company intends to achieve revenue growth and profitability through various entity and station-level initiatives in select markets.

Currently, the Company is restructuring operations to increase cash flow generation and is executing the divesture of stations in markets deemed to be non-core following a strategic review under new management. These initiatives, which the Company has recently begun to implement, include:

•	Continued growth of the RTN affiliate base in key U.S. television markets to achieve a national footprint;
•	Focusing on increasing sales for RTN;
•	Diversifying low cost syndicated programming alternatives for RTN;
•	Divesting stations in non-core markets;
•	Minimizing cash burn at the Corporate and station level through sales generation and cost cutting initiatives;
•	Enhancing cable and satellite distribution
•	Leveraging the C.A.S.H. system through third party leases and new network development;
•	Pursuing spectrum monetization opportunities

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

Acquisition and Expansion Activity

The Company’s classic television network, RTN, currently has a total of 73 affiliations announced that cover 37% of the U.S. television households. Included in this total are affiliations with television stations located in top DMA markets that include San Francisco, Atlanta, Washington, DC, Detroit, Phoenix, Seattle, Tacoma, Denver, Orlando, St. Louis, Pittsburgh, and Charlotte.

RESULTS OF OPERATIONS — THREE AND SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2007

Revenue

The following table sets forth the principal types of broadcast revenue earned by the Company and its stations for the periods indicated and the change from one period to the next:

	For the Three Months Ended June 30				For the Six Months Ended June 30
	2008	2007	Change	% Change	2008	2007	Change	% Change
	(In thousands, except percentages)
Broadcast Revenues
Local	$2,915	$2,523	$392	15.5	$5,159	$4,929	$230	4.7
National	2,305	1,910	395	20.7	4,377	3,897	480	12.3
Other	359	246	113	46.5	820	493	327	66.3
Trade & Barter Revenue	2,863	2,336	527	22.6	5,408	4,470	938	21.0
Total Broadcast Revenue	$8,442	$7,015	$1,427	20.4	$15,764	$13,789	$1,975	14.3

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

For the three months ended June 30, 2008, total Broadcast Revenue increased $1.4 million, or 20.4%, to $8.4 million when compared to the same period in 2007. The increase in revenues is driven by an increase of $527,000 in trade and barter and increases in local and national advertising revenue of approximately $400,000 each. The increase in trade and barter is due primarily to the continued growth in the Company’s investment in syndicated programming especially as it relates to the growth of RTN. The increases in local and national advertising revenues have been driven by increased volumes from advertising agency activity at local, regional and national levels. Increases in sales to agencies were offset by decreases in direct sales to advertisers in local markets and sales of national paid programming. Increases in political sales of $53,000 and uplink share services revenue of $73,000 account for the increase in other revenue.

The increase in revenue for the quarter ended June 30, 2008 is distributed as follows: English language stations $858,000, 21% growth; RTN $426,000, 629% growth, Spanish language stations $92,000 or 3% growth. Most of the increase in revenues derived from English language stations is attributable to two stations in Montana which were previously held for sale and operated under a local management agreement with the intended purchaser. These stations which are Fox affiliates are now being run by the Company. Revenue for these two stations increased $497,000, representing 58% of the increase for the English language stations.

For the six months ended June 30, 2008 compared to 2007, total Broadcast Revenue increased $2.0 million, or 14.3%, to $15.8 million. The increase in revenues is driven by an increase of $938,000 in trade and barter and increases in local and national advertising revenue of approximately $230,000 and $480,000, respectively. Other revenue also increased by $327,000. The increase in trade and barter is due primarily to the continued growth in the Company’s investment in syndicated programming especially as it relates to the growth of RTN. The increases in local and national advertising revenues have been driven by increased volumes from advertising agency activity at local, regional, and national levels of $551,000, $195,000 and $1,018,000, respectively. Increases in sales to agencies were offset by decreases in direct sales to advertisers in local markets of $544,000 and sales of national paid programming of $538,000. Increase in other revenue resulted from increases in political sales of $168,000 and uplink shared services revenue of $150,000.

Year to date, revenue increases by station group or network is as follows: English language stations $1,017,000, 13% growth; RTN $784,000, 571% growth, Spanish language stations $93,000 or 2% growth. Most of the increase in revenues derived from English language stations is attributable to two stations in Montana which were previously held for sale and operated under a local management agreement with the intended purchaser. These stations which are Fox affiliates are now being run by the Company. Revenue for these two stations increased $604,000, representing 59% of the increase for the English language stations. In our Spanish language stations group, a station in Fort Myers, FL recorded a $280,000 increase compared to 2007, a 43% growth for the period. This increase was offset by decrease in revenue of stations in Salt Lake City, Kansas City and Detroit. The decline in revenue in these stations was the result of declines in locally generated revenue except for the Detroit station which was affected by a decline in national sales.

Results of Operations

The following table sets forth the Company’s operating results for the three and six month periods ended June 30, 2008, as compared to the three and six month period ended June 30, 2007:

	For the Three Months Ended June 30				For the Six Months Ended June 30
	2008	2007	Change	% Change	2008	2007	Change	% Change
	(In thousands, except percentages, net loss per share and weighted average shares)
Broadcast Revenue	$8,442	$7,015	$1,427	20.3	$15,764	$13,789	$1,975	14.3

Program, production & promotion	5,426	3,609	1,817	50.3	10.236	7,030	3,206	45.6
Selling, general & administrative	9,774	9,321	453	4.9	17,912	15,605	2,307	14.8
Management agreement settlement	—	—	—	—	—	8,000	(8,000)	—
Depreciation expense	1,063	903	160	17.7	2,081	1,847	234	12.7
Rent	696	627	69	11.0	1,372	1,232	140	11.3
Operating (loss)	(8,517)	(7,446)	(1,071)	14.4	(15,838)	(19,927)	(4,089)	(20.5)
Interest income	4	29	(24)	(84.7)	26	33	(7)	(20.4)
Interest Expense	(3,794)	(2,111)	(1,683)	79.7	(6,849)	(4,232)	(2,617)	61.8
Gain on sale of assets	(200)	—	(200)		(200)	454	(654)	(144.1)
Other income, net	26	87	(61)	(70.4)	109	217	(108)	(49.6)
(Loss) before income taxes	(12,481)	(9,442)	(3,039)	32.2	(22,752)	(23,455)	(703)	(3.0)
Income taxes	—	—	—		—	—	—	—
Net (loss)	(12,481)	(9,442)	(3,039)	32.2	(22,752)	(23,455)	(703)	(3.0)
Preferred dividend	(404)	(186)	(218)	117.2	(587)	(12,321)	11,734	(95.2)
Net loss available to common shareholders	$(12,885)	$(9,627)	$(3,258)	33.8	$(23,339)	$(35,776)	$12,437	(34.8)
Basic net (loss) per common share	$(0.27)	$(0.25)	$(0.02)		$(0.48)	$(1.11)	$0.65

Basic shares used in earnings per share calculation	48,278,382	38,895,739			48,278,382	38,818,803

Program, production and promotion expenses

Program, production and promotion expense was $5.4 million in the three month period ended June 30, 2008, as compared to $3.6 million in the three month period ended June 30, 2007, an increase of $1.8 million or 50.3%. The increase in program, production and promotion expenses is driven by an increase in syndicated films expense of $1.3 million, an increase in license fees of $0.3 million, barter/film expense of $0.2, and satellite time expense of $0.2. These increases were offset by a decrease in promotion and advertising expenses of $0.2 million.

Program, production and promotion expense was $10.2 million in the six month period ended June 30, 2008, as compared to $7.0 million in the six month period ended June 30, 2007, an increase of $3.2 million, or 45.6%. The increase in program, production and promotion expenses is driven by an increase in syndicated films expense of $2.3 million, an increase in license fees of $0.5 million, barter/film expense of $0.4, and satellite time expense of $0.3. These increases were offset by a decrease in promotion and advertising expenses of $0.3 million.

Selling, general and administrative

Selling, general and administrative expense was $9.8 million in the three month period ended June 30, 2008, as compared to $9.3 million in the three month period ended June 30, 2007, an increase of $0.50 million, or 4.9%. Our general and administrative expenses have increased $0.40 million and selling expenses $0.10. Contributing to the increase in general administrative expenses were increases in labor costs $0.53 million; legal and accounting $0.43 million and consulting fees $0.27 million, which were partially offset with reductions in JSA expense of $0.15 million; bad debt expense $0.25 and trade expenses $0.12 million. Labor costs for the quarter include a charge of $1.2 million attributed to the severance agreement entered into by and between the Company and Larry Morton, former Chairman and CEO of Retro Programming Services, Inc., a wholly owned subsidiary of EMHC. This charge was partially offset by a reduction in Share Based Compensation of $1.05 million due in part to the forfeiture of non-vested stock options which had been previously granted to Larry Morton as well as the fact that most options outstanding were granted in the second quarter of 2007, versus none granted in the same period in 2008. (See footnote disclosure elsewhere in this report.) Additionally, legal, accounting, and consulting fee increases relate to the continuing negotiations with lenders as well as pursuing potential investors to raise additional capital. The increase in selling expenses is solely attributed to increase in agency commission expense as result of the increase in revenue derived from sales to advertising agencies, for both national and local advertisers.

Selling, general and administrative expense was $17.9 million in the six month period ended June 30, 2008, as compared to $15.6 million in the six month period ended June 30, 2007, an increase of $2.3 million, or 14.8%. Our general and administrative expenses have increased $2.0 million and selling expenses $0.30 million. Contributing to the increase in general administrative expenses were increases in labor costs $1.71 million; legal and accounting $0.98 million and consulting fees $0.52 million, which were partially offset with reductions in JSA expense of $0.20 million; bad debt expense $0.59 and trade expenses $0.16 million. Labor costs for the six months period ended include a charge of $1.2 million attributed to the severance agreement entered into by and between the Company and Larry Morton, former Chairman and CEO of Retro Programming Services, Inc., a wholly owned subsidiary of EMHC, and cost of additional executives hired in connection with the 2007 Merger transaction and becoming a publicly traded entity. The severance charge was partially offset by a reduction in Share Based Compensation of $0.70 million due in part to the forfeiture of non-vested stock options which had been previously granted to Larry Morton. (See footnote disclosure elsewhere in this report.) The increase in selling expenses is attributed to increase in agency commission expense as result of increase in revenues derived from sales to agencies, to both national and local advertisers and expenses associated with Nielsen ratings.

Management Settlement Agreement

Management settlement agreement expense in 2007 relates to the cancellation of a management agreement between the Company and Arkansas Media in exchange for the following: (i) payment to Arkansas Media of (a) $3,200,000 in cash, and (b) shares of common stock valued at $4,800,000.

Depreciation and Amortization

Depreciation and amortization was $1.06 million in the three month period ended June 30, 2008, as compared to $0.90 million in the three month period ended June 30, 2007. Of those expense amounts, amortization expense was $10,299 for the three month period ended June 30, 2007. There was no amortization expense in 2008.

Depreciation and amortization was $2.08 million in the six month period ended June 30, 2008, as compared to $1.85 million in the six month period ended June 30, 2007. Of those expense amounts, amortization expense was $40,485 for the six month period ended June 30, 2007. There was no amortization expense in 2008.

Rent

Rent expense is predominantly attributable to the cost of renting transmission tower sites as well as some station premises.

Rent expense was $0.70 million in the three month period ended June 30, 2008, as compared to $0.63 million in the three month period ended June 30, 2007, an increase of $0.07 million or 11%. An increase in tower rent expense was the primary factor.

Rent expense was $1.37 million in the six month period ended June 30, 2008, as compared to $1.23 million in the six month period ended June 30, 2007, an increase of $0.14 million, or 11.3%. An increase in tower rent expense was the primary factor.

Interest Expense, net

Interest expense, net of interest income, was $3.8 million in the three month period ended June 30, 2008, as compared to $2.1 million in the three month period ended June 30, 2007, an increase of $1.7 million, or 80% This increase is primarily attributable to fees paid to lenders in connection with the April 28, 2008 amendments to the senior credit facility, increases to the applicable margin interest rates in 2008 and a higher average outstanding balance of the senior credit facility in 2008 coupled with the accrued interest expense on the Luken transaction as covered in note 4 to the financial statements. The combined average interest rates on the Company’s senior credit facility were 15.9% and 13.5% for the three months ended June 30, 2008 and 2007, respectively.

Interest expense, net of interest income, was $6.8 million in the six month period ended June 30, 2008, as compared to $4.2 million in the six month period ended June 30, 2007, an increase of $2.6 million, or 62%. This increase is primarily attributable to fees paid to lenders in connection with the renegotiation of the senior credit facility in February 2008 and subsequent amendments and forbearance agreements in March, April and June, increases to the applicable margin interest rates in 2008 and a higher average outstanding balance of the senior credit facility in the second quarter of 2008 coupled with the accrued interest expense on the Luken transaction as covered in note 4 to the financial statements. The combined average interest rates on the Company’s senior credit facility were 15.0% and 13.3% for the six months ended June 30, 2008 and 2007, respectively.

Gain on sale of assets

In the three months ended June 30, 2008 the Company recognized a loss of $0.20 million associated with the disposal of the Spanish language news division. There were no sales or disposals of assets in the three months ended June 30, 2007.

During the six months ended June 30, 2008, the Company recognized a loss of $0.20 million associated with the disposal of the Spanish language news division. The gain on sale of assets was $0.5 million in the six month period ended June 30, 2007. The gain on sale in 2007 included gains from the sale of several low power television stations located both in Idaho and in Central Arkansas.

Other income, net

Other income, net was approximately $26,000 for the three months ended June 30, 2008 as compared to approximately $87,000 for the three months ended June 30, 2007, a decrease of $61,000.

Other income, net was approximately $109,000 for the six months ended June 30, 2008 as compared to approximately $217,000 for the six months ended June 30, 2007, a decrease of $108,000.

Liquidity and Capital Resources

General
The following table and discussion presents data the Company believes is helpful in evaluating its liquidity and capital resources:

	As of
	June 30, 2008	December 31, 2007
	(In thousands)
Cash and cash equivalents	$351		$634
Long term debt including current portion and lines of credit	$90,443		$77,410
Available credit under senior credit agreement	$6,500	$	─0─

The Company’s existing capital resources are not sufficient to fund its operations. If the Company is unable to obtain adequate additional sources of capital in the near term it will need to cease all or a portion of its operations, seek protection under U.S. bankruptcy laws and regulations, engage in a restructuring or undertake a combination of these and other actions. Additional sources of capital, if obtained, would likely come from sales by the Company of debt and/or equity and/or the sale of material assets of the Company. The Company is currently pursuing potential transactions that would supply it with capital necessary to meet its current requirements. However, these negotiations may not result in successful consummation of any transaction. If the Company is able to successfully consummate a transaction, such transaction may result in substantial dilution to the Company’s existing security holders and/or the incurrence of substantial indebtedness on relatively expensive terms. The terms of any such transaction would also likely involve covenants that serve to substantially restrict the operations of the Company and its management and could result in a change of control of the Company.

On February 13, 2008, the Company and its lenders entered into the Third Amended and Restated Credit Agreement (“Credit Agreement”) in which the Company refinanced its previous credit facility. The amended $53.0 million credit facility, comprised of an $8.0 million revolving credit line and term loans of $45.0 million, matures on February 13, 2011, was used to refinance the existing indebtedness senior credit facility. Outstanding principal balance under the credit facility bears interest at LIBOR or the alternate base rate, plus the applicable margin. The applicable margin is 9.5% for the LIBOR loans and 8.5% on the alternate base rate loan. The minimum LIBOR is 4.5%. The alternate base rate is (i) the greatest of (A) the Prime Rate, (B) the Federal Funds Rate in effect on such day plus fifty (50) basis points (0.50%), and (C) seven and one-half percent (7.50%) per annum. The Company is required to pay an unused line fee of .5% on the unused portion of the credit facility. The credit facility is secured by the majority of the assets of the company. The Company is subject to new financial and operating covenants and restrictions based on trailing monthly and twelve month information. The Company borrowed $50.5 million under the new facility. Due to certain restrictions based on the value of the loan collateral, the Company did not have access to the remaining $2.5 million at that time.

On March 19, 2008, the Company entered into an amendment (“First Amendment”) to its Credit Agreement. Under the terms of the First Amendment, the lender group agreed to forbear from exercising certain of their rights and remedies with respect to designated defaults under the Credit Agreement through the earlier of (a) April 18, 2008 and (b) the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to enter into agreements with respect to the sale of certain of its assets and the Company’s failure to secure approvals for, and meet other criteria with respect to, financing alternatives necessary to meet the Company’s immediate capital requirements. Additionally, the applicable margins on LIBOR loans and base rate loans were increased to 10.0% and 9.0% respectively. Pursuant to the First Amendment the Lenders may exercise any and all remedies available under the Credit Agreement, including making the loan immediately due and payable.

On April 28, 2008, the Company entered into a second amendment (“Second Amendment”) to its Credit Agreement which had been previously amended on March 19, 2008 as noted above. Under the terms of the Second Amendment, the lender group agreed to forbear from exercising certain of its rights and remedies with respect to existing defaults and any other defaults or events of default under the Credit Agreement other than any specified defaults described in the Second Amendment (which include, but are not limited to, breaches of certain affirmative and negative covenants, among others) through the earlier of (a) May 5, 2008 and (b) the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to consummate a proposed financing with certain investors. The Second Amendment also provided for the lender group to make additional loans to the Company in an amount not to exceed $5.5 million (which includes additional loans funded pursuant to the First Amendment) and increased the applicable margins on LIBOR loans and base rate loans to 12.0% and 11.0% respectively.

On June 24, 2008, the Company entered into a third amendment (“Third Amendment”) to the Credit Agreement. Under the terms of the Third Amendment, the lender group has agreed to forbear from exercising certain of its rights and remedies with respect to existing defaults and certain other defaults described in the Third Amendment through the earlier of (a) December 23, 2008 and (b) the date of occurrence of events of default or certain other events. Notwithstanding the foregoing, the lenders may terminate the forbearance on and after September 15, 2008 in their sole discretion. The Third Amendment also provides for the lender group to make additional loans to the Company in an amount not to exceed $6.5 million, subject to certain conditions in the Third Amendment and the Lenders’ sole discretion. Additionally, the applicable margins on LIBOR loans and base rate loans were decreased to 10.0% and 9.0% respectively. The Company used a portion ($17.5 million) of the proceeds from the transactions with Luken Communications, LLC as described in Note 4 – Transactions with Luken Communications, LLC to pay down a portion of the credit facility. Following this pay down, approximately $38.5 million remains outstanding under the credit facility.

The Company is currently in default under its existing loan agreements with Silver Point. Existing events of default include, but are not limited to, the Company’s failure to pay interest when due, lateness on certain payments due under the Company’s satellite and programming agreements and failure to achieve certain performance metrics, including minimum monthly revenue and EBITDA benchmarks.

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

The Company currently has a working capital deficit of approximately $87.9 million.

Even with the refinanced credit facility, the additional funds provided by the amended credit facility and the proceeds from the transactions with Luken Communications, LLC as described in Note 4 to the accompanying unaudited condensed consolidated financial statements are not sufficient to meet all of the anticipated liquidity needs to continue operations of the Company for the next twelve months. Accordingly, the Company will have to raise additional capital or increase its debt immediately to continue operations. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to liquidate available assets, restructure the Company or in the extreme event, cease operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Sources and Uses of Cash

	For the Six Months
	Ended June 30,
	2008	2007
	(In thousands)
Net cash used by operating activities	$(15,384)	$(15,829)
Net cash provided (used) by investing activities	2,068	(5,523)
Net cash provided by financing activities	13,032	26,151
Net increase in cash and cash equivalents	$(284)	$4,799

Operating Activities

Net cash used in operating activities for the six month periods ending June 30, 2008 and 2007 was $15.4 million and $15.8 million, respectively. The decrease in net cash used by operating activities of $0.4 million was due primarily to a decrease in the net loss of $0.7 million.

Investing Activities

Net cash provided by investing activities was $2.1 million in the six month period ended June 30, 2008, a variance of $7.6 million compared to the six month period ended June 30, 2007, when $5.5 million was used by investing activities. The variance was largely due to the acquisition of three low power television stations located in Oklahoma and Arkansas, including KLRA, the Univision affiliate in Little Rock, Arkansas in 2007.

Financing Activities

Net cash provided by financing activities was $13.0 million in the six month period ended June 30, 2008, compared to $26.1 million in the six month period ended June 30, 2007, a decrease of $13.1 million. The decrease in net cash provided by financing activities is explained by the Common Stock Private placement in June of 2007, at which time the Company received $9.0 million from investors, in addition to the net proceeds of the March 2007 merger transaction with Coconut Palm. As part of the Merger Transaction, the Company acquired the existing assets and liabilities of Coconut Palm, including operating cash of $22.8 million before paying down the balance of the senior credit facility in the amount of $17.45 million. In June 2008, the Company received $25 million in connection with certain transactions as described in the notes to condensed consolidated financial statements Note 4 – Transactions with Luken Communications, LLC. The Company used $17.5 million of the proceeds to pay down a portion of the outstanding balance in the senior credit facility.

Debt Instruments and Related Covenants

The Company’s Credit Facility is collateralized by substantially all of the assets, including real estate, of the Company and its subsidiaries. The Credit Facility contains certain restrictive provisions which include, but are not limited to, requiring the Company to achieve certain revenue and earnings goals, limiting the amount of annual capital investments, incur additional indebtedness, make certain acquisitions and investments, sell assets or make other restricted payments, including dividends (all are as defined in the loan agreement and subsequent amendments.) As of December 31, 2007, the Company was not in compliance with all covenants as required by the credit facility before its amendment and restatement on February 13, 2008. In connection with and as part of the amendment and restatement of the credit facility, the lenders waived and eliminated the covenant requirements as of December 31, 2007. As of June 30, 2008, the Company is subject to amended covenants as per the amended credit agreement.

On February 13, 2008, the Company and its lenders entered into the Third Amended and Restated Credit Agreement (“Credit Agreement”) in which the Company refinanced its previous credit facility. The amended $53.0 million credit facility, comprised of an $8.0 million revolving credit line and term loans of $45.0 million, matures on February 13, 2011, was used to refinance the existing indebtedness senior credit facility. Outstanding principal balance under the credit facility bears interest at LIBOR or the alternate base rate, plus the applicable margin. The applicable margin is 9.5% for the LIBOR loans and 8.5% on the alternate base rate loan. The minimum LIBOR is 4.5%. The alternate base rate is (i) the greatest of (A) the Prime Rate, (B) the Federal Funds Rate in effect on such day plus fifty (50) basis points (0.50%), and (C) seven and one-half percent (7.50%) per annum. The Company is required to pay an unused line fee of .5% on the unused portion of the credit facility. The credit facility is secured by the majority of the assets of the company. The Company is subject to new financial and operating covenants and restrictions based on trailing monthly and twelve month information. The Company borrowed $50.5 million under the new facility. Due to certain restrictions based on the value of the loan collateral, the Company did not have access to the remaining $2.5 million at that time.

On March 19, 2008, the Company entered into an amendment (“First Amendment”) to its Credit Agreement. Under the terms of the First Amendment, the lender group agreed to forbear from exercising certain of their rights and remedies with respect to designated defaults under the Credit Agreement through the earlier of (a) April 18, 2008 and (b) the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to enter into agreements with respect to the sale of certain of its assets and the Company’s failure to secure approvals for, and meet other criteria with respect to, financing alternatives necessary to meet the Company’s immediate capital requirements. Additionally, the applicable margins on LIBOR loans and base rate loans were increased to 10.0% and 9.0% respectively. Pursuant to the First Amendment the Lenders may exercise any and all remedies available under the Credit Agreement, including making the loan immediately due and payable.

On April 28, 2008, the Company entered into a second amendment (“Second Amendment”) to its Credit Agreement which had been previously amended on March 19, 2008 as noted above. Under the terms of the Second Amendment, the lender group agreed to forbear from exercising certain of its rights and remedies with respect to existing defaults and any other defaults or events of default under the Credit Agreement other than any specified defaults described in the Second Amendment (which include, but are not limited to, breaches of certain affirmative and negative covenants, among others) through the earlier of (a) May 5, 2008 and (b) the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to consummate a proposed financing with certain investors. The Second Amendment also provided for the lender group to make additional loans to the Company in an amount not to exceed $5.5 million (which includes additional loans funded pursuant to the First Amendment) and increased the applicable margins on LIBOR loans and base rate loans to 12.0% and 11.0% respectively.

On June 24, 2008, the Company entered into a third amendment (“Third Amendment”) to the Credit Agreement. Under the terms of the Third Amendment, the lender group has agreed to forbear from exercising certain of its rights and remedies with respect to existing defaults and certain other defaults described in the Third Amendment through the earlier of (a) December 23, 2008 and (b) the date of occurrence of events of default or certain other events. Notwithstanding the foregoing, the lenders may terminate the forbearance on and after September 15, 2008 in their sole discretion. The Third Amendment also provides for the lender group to make additional loans to the Company in an amount not to exceed $6.5 million, subject to certain conditions in the Third Amendment and the Lenders’ sole discretion. Additionally, the applicable margins on LIBOR loans and base rate loans were decreased to 10.0% and 9.0% respectively. The Company used a portion ($17.5 million) of the proceeds from the transactions with Luken Communications, LLC as described in Note 4 – Transactions with Luken Communications, LLC to pay down a portion of the credit facility. Following this pay down, approximately $38.5 million remains outstanding under the credit facility.

The Company is currently in default under its existing loan agreements with Silver Point. Existing events of default include, but are not limited to, the Company’s failure to pay interest when due, lateness on certain payments due under the Company’s satellite and programming agreements and failure to achieve certain performance metrics, including minimum monthly revenue and EBITDA benchmarks.

As of June 30, 2008, the applicable margins for base rate advances and LIBOR advances under the revolver component of the Credit Facility were 10.0% and 9.0%, respectively. The amount outstanding under the credit facility as of June 30, 2008 was $38.5 million, all from its term loans B facility. At June 30, 2008, approximately $6.5 million was available to borrow under the term loan C component of the credit facility subject to certain conditions in the Third Amendment and the lenders sole discretion.

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

Recent Accounting Pronouncements

Refer to Note 3 of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements, including our expected date of adoption and effects on results of operations and financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

The Company is exposed to market risk from changes in domestic and international interest rates (i.e. prime and LIBOR). This market risk represents the risk of loss that may impact the financial position, results of operations and/or cash flows of the Company due to adverse changes in interest rates. This exposure is directly related to our normal funding activities. The Company does not use financial instruments for trading and, as of June 30, 2008, was not a party to any interest-rate derivative agreements.

Interest Rates

At June 30, 2008, the entire outstanding balance under our credit agreement, approximately 43% of the Company’s total outstanding debt (credit agreement, lines of credit, asset purchase loans, real estate mortgage, etc.) bears interest at variable rates. The fair value of the Company’s fixed rate debt is estimated based on current rates offered to the Company for debt of similar terms and maturities and is not estimated to vary materially from its carrying value.

Based on amounts outstanding at June 30, 2008, if the interest rate on the Company’s variable debt were to increase by 1.0%, its annual interest expense would be higher by approximately $.38 million.

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

Changes in Internal Control Over Financial Reporting

During the first six months of 2008, other than discussed above, there has been no change in the Company’s internal control over financial reporting that materially affect or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale of Stock Warrants

On June 24, 2008, the Company sold warrants to Luken Communications, LLC to purchase 8,050,000 shares of the Company’s common stock at an exercise price of $1.10 per share, exercisable through September 7, 2009. The purchase price for the warrants was $1.5 million. In the event the warrants are exercised, the investors’ beneficial ownership in the Company would increase from approximately 17% to approximately 30%. A portion of the proceeds from the sale of warrants are being used for working capital purposes.

In accordance with the Warrants Purchase Agreement, as soon as practicable after the 180th day after June 24, 2008, the Company shall use commercially reasonable efforts to file a registration statement (on Form S-3 if eligible, or Form S-1 if not eligible) covering the resale of the underlying securities by the Investor and use its commercially reasonable efforts to (i) respond promptly to all SEC requests for information and filings and (ii) cause such registration statement to become effective as soon as possible.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is currently in default under its existing loan agreements with Silver Point. Existing events of default include, but are not limited to, the Company’s failure to pay interest when due, lateness on certain payments due under the Company’s satellite and programming agreements and failure to achieve certain performance metrics, including minimum monthly revenue and EBITDA benchmarks.

On April 28, 2008, the Company entered into a Second Amendment to the Credit Agreement. The credit agreement had been previously amended on March 19, 2008. Under the terms of the two amendments, the lenders agreed to forbear from exercising certain of their rights and remedies with respect to the Company’s existing defaults through the earlier of May 5, 2008 and the date of occurrence of certain events or by which certain events have failed to occur, including the Company’s failure to consummate a proposed financing with certain investors.

On June 24, 2008, the Company entered into a third amendment (“Third Amendment”) to its Third Amended and Restated Credit Agreement (“Credit Agreement”). Under the terms of the Third Amendment, the lender group has agreed to forbear from exercising certain of its rights and remedies with respect to existing defaults and certain other defaults described in the Third Amendment through the earlier of (a) December 23, 2008 and (b) the date of occurrence of events of default or certain other events. Notwithstanding the foregoing, the lenders may terminate the forbearance on and after September 15, 2008 in their sole discretion. The Third Amendment also provides for the lender group to make additional loans to the Company in an amount not to exceed $6.5 million, subject to certain conditions in the Third Amendment and the Lenders’ sole discretion. Additionally, the applicable margins on LIBOR loans and base rate loans were decreased to 10.0% and 9.0% respectively.

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

EQUITY MEDIA HOLDINGS CORPORATION

Date: August 18, 2008	By:	/s/ John Oxendine
Chief Executive Officer
(principal executive officer)

Date: August 18, 2008	By:	/s/ Patrick Doran
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.