Form 10-Q
period 2008-09-30
Equity Media Holdings CORP
filed 2008-11-19
CIK 1327012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2008

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

☐   Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer ☑   Smaller reporting company

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No☑

     As of November 19, 2008, 40,278,642 shares of the Company’s common stock, $0.0001 par value per share, were outstanding.

EQUITY MEDIA HOLDINGS CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EQUITY MEDIA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$762,134	$634,314
Restricted cash	811	4,162,567
Certificate of deposit	—	112,107
Trade accounts receivable, net of allowance for uncollectible accounts	3,820,403	3,514,635
Program broadcast rights	7,597,011	6,921,465
Assets held for sale	—	9,520,849
Other current assets	794,670	321,434
Prepaid expenses - related party	—	100,000
Total current assets	12,975,029	25,287,371

Property and equipment
Land and improvements	2,026,698	2,017,698
Buildings	3,995,744	3,956,229
Broadcast equipment	29,802,288	29,174,079
Transportation equipment	301,857	283,151
Furniture and fixtures	4,550,516	4,422,527
Construction in progress	102,889	163,716
	40,779,992	40,017,400
Accumulated depreciation	(19,811,267)	(16,350,882)
Net property and equipment	20,968,725	23,666,518

Intangible assets
Indefinite-lived assets, net
Broadcast licenses	57,878,759	66,498,347
Goodwill	1,740,282	1,940,282
Total indefinite-lived assets, net	59,619,041	68,438,629

Other assets
Broadcasting construction permits	399,302	885,665
Program broadcast rights	8,458,643	4,001,625
Investment in joint ventures	435,085	435,860
Deposits and other assets	107,588	98,705
Broadcasting station acquisition rights pursuant to assignment agreements	156,000	440,000
Total other assets	9,556,618	5,861,855

Total assets	$103,119,413	$123,254,373

	September 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Trade accounts payable	$6,404,935	$3,644,475
Due to affiliates and related parties	10,257,912	2,509,480
Lines of credit	991,771	994,495
Accrued expenses and other liabilities	2,697,198	1,777,240
Deposits held for sales of broadcast licenses	1,024,601	1,024,601
Deferred revenue	239,416	271,728
Current portion of program broadcast rights obligations	3,949,479	2,094,741
Current portion of deferred barter revenue	3,774,929	4,393,637
Note payable to Univision	15,000,000	15,000,000
Amounts due to Luken Communications, LLC	25,000,000	—
Current portion of notes payable	42,744,322	52,233,322
Current portion of capital lease obligations	44,959	44,546
Total current liabilities	112,129,522	83,988,265

Non-current liabilities
Notes payable, net of current portion	7,966,422	8,996,705
Capital lease obligations, net of current portion	110,166	141,491
Program broadcast rights obligations, net of current portion	5,610,522	1,140,641
Deferred barter revenue, net of current portion	1,996,076	2,618,143
Due to affiliates and related parties	896,009	6,262
Security and other deposits	213,500	213,500
Other liabilities	1,135,540	556,795
Total non-current liabilities	17,928,235	13,673,537

Commitments and Contingencies	—	—

Mandatorily redeemable preferred stock — $.0001 par value; 25,000,000 shares authorized; 2,050,519 issued and outstanding	10,519,162	10,519,162

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock — $.0001 par value; 100,000,000 shares authorized; 40,278,642 issued and outstanding at September 30, 2008 and December 31, 2007	4,028	4,028
Additional paid-in-capital	137,357,300	136,217,425
Accumulated deficit	(174,817,482)	(121,146,692)
	(37,456,154)	15,074,761
Treasury stock, at cost	(1,352)	(1,352)
Total stockholders’ (deficit) equity	(37,457,506)	15,073,409

Total liabilities and stockholders’ (deficit) equity	$103,119,413	$123,254,373

See Notes to Unaudited Condensed Consolidated Financial Statements

EQUITY MEDIA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Broadcast Revenue	$7,092,517	$7,508,138	$22,856,190	$21,296,813

Operating Expenses
Program, production & promotion	4,377,143	3,696,863	14,613,526	10,727,108
Selling, general & administrative	5,784,397	7,271,801	21,571,141	21,476,927
Selling, general & administrative – related party	163,380	199,796	1,913,647	802,529
Impairment charge on broadcasting assets	18,263,563	—	18,263,563	—
Management agreement settlement	—	—	—	8,000,000
Depreciation & amortization	1,041,719	1,004,958	3,123,125	2,852,317
Management fees – related party	375,000	375,000	750,000	1,172,581
Rent	657,496	604,316	2,029,606	1,836,611

Total operating expenses	30,662,698	13,152,734	62,264,608	46,868,073

Loss from operations	(23,570,181)	(5,644,596)	(39,408,418)	(25,571,260)

Other income (expense)
Interest income	7,369	85,421	33,245	117,931
Interest expense	(1,929,770)	(1,819,741)	(7,947,776)	(5,789,080)
Interest expense – related party	(4,964,157)	(262,500)	(5,795,157)	(525,000)
(Loss) gain on disposal and/or sale of assets	(282,882)	—	(482,882)	453,753
Other income, net	607,159	212,324	717,111	482,175
Losses from affiliates and joint ventures	(166)	(226,660)	(775)	(279,349)

Total other (expense), net	(6,562,447)	(2,011,156)	(13,476,234)	(5,539,570)

Loss before provision for income taxes	(30,132,628)	(7,655,752)	(52,884,652)	(31,110,830)
Provision (benefit) for income taxes	—	—	—	—

Net loss	(30,132,628)	(7,655,752)	(52,884,652)	(31,110,830)
Preferred dividend	(198,661)	(185,598)	(786,138)	(12,506,140)

Net loss attributable to common shareholders	$(30,331,289)	$(7,841,350)	$(53,670,790)	$(43,616,970)

Weighted average number of common shares outstanding:
Basic and diluted	40,278,382	40,646,137	40,278,382	35,104,786

Net loss attributable to common shareholders per share:
Basic and diluted	$(0.75)	$(0.19)	$(1.33)	$(1.24)

See Notes to Unaudited Condensed Consolidated Financial Statements.

EQUITY MEDIA HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(52,884,652)	$(31,110,830)
Adjustments to reconcile net loss to net cash used by operating activities:
Provision for bad debt	295,230	1,030,315
Impairment charge on broadcasting assets	18,263,563	—
Depreciation	3,123,126	2,811,832
Amortization of intangibles	—	40,485
Amortization of program broadcast rights	8,787,472	5,451,169
Amortization of discounts on interest-free debt	—	29,723
Equity in losses of subsidiaries and joint ventures	775	279,349
Loss (gain) on disposal and/or sale of assets	(1,118)	(453,753)
(Gain) loss on sale of intangibles	484,000	—
Management agreement settlement	—	4,800,000
Share-based compensation	784,415	1,658,678
Changes in operating assets and liabilities:
Trade accounts receivable	(624,844)	(852,699)
Deposits and other assets	(234,054)	(526,225)
Restricted cash	4,161,757	—
Accounts payable and accrued expenses	4,818,857	(75,397)
Program broadcast rights	(13,920,116)	(8,580,136)
Program broadcast obligations	6,324,614	1,285,043
Deferred barter revenue	(1,240,705)	1,525,259
Security deposits	—	(5,523)
Deferred income	(32,312)	(13,657)
Net cash used by operating activities	(21,893,992)	(22,706,367)

Cash flows from investing activities:
Purchases of property and equipment	(38,657)	(6,398,509)
Proceeds from sale of property and equipment	11,635	621,462
Acquisition of broadcast assets	—	(1,625,000)
Restriction of cash for acquisitions	—	(5,684,739)
Proceeds (purchase) of certificate of deposit	112,107	(2,482)
Net advances from (to) related parties and affiliates	7,489,644	517,585
Net cash provided by (used) in investing activities	7,574,729	(12,571,683)
Cash flows from financing activities:
Proceeds from notes payable	58,982,502	19,084,389
Payments of notes payable	(69,504,508)	(19,530,275)
Payments of capital lease obligations	(30,911)	(27,264)
Proceeds from Luken transactions	25,000,000	—
Recapitalization through merger	—	52,906,853
Purchase of preferred stock	—	(25,000,000)
Issuance of common stock in private placement	—	9,000,000
Settlement with dissenting shareholders	—	(368,410)
Purchase of common stock	—	(1,352)
Net cash provided by financing activities	14,447,083	36,063,941
Net increase in cash and cash equivalents	127,820	785,891

Cash and cash equivalents — beginning of period	634,314	1,630,973

Cash and cash equivalents — end of period	$762,134	$2,416,864
Supplemental cash flow information:
Cash paid during the period for interest	$8,260,144	$5,196,589
Supplemental non-cash activities:
Issuance of note payable to redeem preferred stock	$—	$15,000,000
Distribution to converting shareholders	$—	$10,899,882
Issuance of mandatory redeemable preferred stock to pay accrued preferred dividends	$—	$10,519,162
Assumption of net liabilities of Coconut Palm Acquisition Corporation	$—	$(2,267,340)
Issuance of common stock to pay preferred dividends	$—	$1,615,781
Charge to stockholders’ equity for prepaid merger costs	$—	$953,223
Issuance of common stock to retire debt	$—	$500,000
Acquisition of real property through assumption of debt	$—	$205,347
Accretion of preferred dividends	$578,743	$371,197
Preferred dividend attributable to beneficial conversion	$207,395	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

EQUITY MEDIA HOLDINGS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of Equity Media Holdings Corporation and its consolidated subsidiaries (the “Company”) and its subsidiaries. All significant inter-company balances and transactions have been eliminated. The accounting policies followed by the Company and other pertinent information are set forth in the notes to the Company’s financial statements for the fiscal year ended December 31, 2007 included in the Form 10-K/A filed with the Securities and Exchange Commission on April 1, 2008 (the “Form 10-K/A”). The accompanying condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited consolidated financial statements, and the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain only normal recurring adjustments necessary to present fairly the Company’s financial position as of September 30, 2008 and the results of its operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for nine months ended September 30, 2008 and 2007. The results of operations for the three and nine months ended September 30, 2008 and 2007 are unaudited and are not necessarily indicative of the results to be expected for the full year. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the Company’s consolidated financial statements and related footnotes included in the Annual Report on our Form 10-K/A for the year ended December 31, 2007.

Certain changes in classifications have been made to the prior period financial statements to conform to the current financial statement presentation.

NOTE 2— GOING CONCERN, LIQUIDITY AND CAPITAL RESOURCES

The Company currently has a working capital deficit of approximately $99.2 million and has experienced losses from operations since inception. During the year ended December 31, 2007, the Company had a net loss of approximately $40.8 million and experienced cash outflows from operations during the same period of approximately $30.8 million. For the nine months ended September 30, 2008, the Company had a net loss of approximately $52.9 million, which includes an impairment loss on broadcast assets of $18,263,563, and experienced cash outflows from operations of approximately $21.9 million. In the past, the Company has relied on equity and debt financing and the sale of assets to provide the necessary liquidity for the business to operate and will need to have access to substantial funds over the next twelve months in order to fund its operations. As of September 30, 2008, the Company has approximately $0.8 million of unrestricted cash on hand.

On February 13, 2008, the Company and its lenders (together or separately, Silver Point Capital and Wells Fargo FootHill) entered into the Third Amended and Restated Credit Agreement (“Credit Agreement”) in which the Company refinanced its previous senior credit facility. The amended $53.0 million credit facility, comprised of an $8.0 million revolving credit line and term loans of $45.0 million, maturing on February 13, 2011, was used to refinance the existing senior credit facility. Outstanding principal balance under the credit facility bears interest at LIBOR or the alternate base rate, plus the applicable margin. The applicable margin is 9.5% for the LIBOR loans and 8.5% on the alternate base rate loan. The minimum LIBOR is 4.5%. The alternate base rate is (i) the greatest of (A) the Prime Rate, (B) the Federal Funds Rate in effect on such day plus fifty (50) basis points (0.50%), and (C) seven and one-half percent (7.50%) per annum. The Company is required to pay an unused line fee of .5% on the unused portion of the credit facility. The credit facility is secured by the majority of the assets of the company. The Company is subject to new financial and operating covenants and restrictions based on trailing monthly and twelve month information. The Company borrowed $50.5 million under the new facility. Due to certain restrictions based on the value of the loan collateral, the Company did not have access to the remaining $2.5 million at that time.

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

On June 24, 2008, the Company entered into a third amendment (“Third Amendment”) to the Credit Agreement. Under the terms of the Third Amendment, the lender group has agreed to forbear from exercising certain of its rights and remedies with respect to existing defaults and certain other defaults described in the Third Amendment through the earlier of (a) December 23, 2008 and (b) the date of occurrence of events of default or certain other events. Notwithstanding the foregoing, the lenders may terminate the forbearance on and after September 15, 2008 in their sole discretion. The Third Amendment also provides for the lender group to make additional loans to the Company in an amount not to exceed $6.5 million, subject to certain conditions in the Third Amendment and the Lenders’ sole discretion. Additionally, the applicable margins on LIBOR loans and base rate loans were decreased to 10.0% and 9.0% respectively. The Company used a portion ($17.5 million) of the proceeds from the transactions with Luken Communications, LLC as described in Note 4 - Transactions with Luken Communications, LLC to pay down a portion of the credit facility. Following this pay down and after additional advances under the Term C facility approximately $40.1 million remains outstanding under the credit facility as of September 30, 2008.

The Company is currently in default under its existing loan agreements with Silver Point. Existing events of default include, but are not limited to, the Company’s failure to pay interest when due, lateness on certain payments due under the Company’s satellite and programming agreements and failure to achieve certain performance metrics, including minimum monthly revenue and EBITDA benchmarks.

Even with the refinanced credit facility, the additional funds provided by the amended credit facility and the proceeds from the transactions as described in Note 4 - Transactions with Luken Communications, LLC are not sufficient to meet all of the anticipated liquidity needs to continue operations of the Company for the next twelve months. Accordingly, the Company will have to raise additional capital or increase its debt immediately to continue operations. If the Company is unable to obtain additional funds immediately or if the funds cannot be obtained on favorable terms, management may be required to liquidate substantially all available assets, restructure the company, cease all or a part of operations, seek protection under U.S. bankruptcy laws and regulations, or undertake other actions. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Adoption of New Accounting Standards

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157") for its financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-2, "Effective Date of FASB Statement No. 157", which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. The adoption of SFAS 157 on January 1, 2008 did not have a material effect on the Company's Unaudited Condensed Consolidated Financial Statements. See Note 11 for additional information. In October 2008, the FASB issued FSP SFAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP SFAS 157-3”), which is effective upon issuance for all financial statements that have not been issued.  FSP SFAS 157-3 clarifies the application of SFAS 157, in a market that is not active.  We have adopted FSP SFAS 157-3 effective with this filing.  FSP SFAS 157-3 does not have a material impact on our financial position, financial performance or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No.133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133”), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company will be required to adopt SFAS 161 in the first quarter of 2009. The Company is currently evaluating the requirements of SFAS 161 and has not yet determined what impact the adoption will have on its consolidated statement of financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets . FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, requiring prospective application to intangible assets acquired after the effective date. The Company will be required to adopt the principles of FSP 142-3 with respect to intangible assets acquired on or after January 1, 2009. The impact that FSP 142-3 will have on the Company's consolidated financial statements when effective will depend upon the nature, terms and size of any acquisitions completed after the effective date.

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

The Company retired a portion of its credit facilities in the principal amount of $17.5 million with a portion of the proceeds received from these transactions. The remaining proceeds, together with any future proceeds, will be used for additional reductions of debt and to the extent available to fund operations.

Sale of RTN

The Company received $18.5 million in cash for all of the outstanding shares of RTN, a wholly owned subsidiary of the Company, from the Investors. RTN is a growing network with 80 affiliates that currently covers 39% of U.S. television households. The Company has the option (“RTN Option”) to repurchase RTN for $27.75 million plus an amount equal to the capital and net operating expenditures (capped at $1.75 million in the aggregate) invested by the Investors prior to the repurchase (together with a return on such expenditures at the rate of 12% per annum), collectively the “Option Price”, which is exercisable at any time through December 24, 2008. Under certain circumstances related to the Company’s failure to consummate the Station Sales (see herein below), the Investors will be entitled to require the Company to exercise the RTN Option. In connection with the Stock Purchase Agreement, the Company has agreed to continue providing operational support services of the same scope, quality and service levels that were being provided to RTN prior to its sale, in exchange for a stated monthly fee, and has also agreed to grant a cost-free, non-exclusive, perpetual, non-transferable license to RTN to use the Company’s Central Automated Satellite Hub (“CASH”) delivery technology solely in connection with operating RTN and its providing of programming content and advertising across the network. Additionally, the Company granted to the Investor a second, cost-free, non-exclusive, perpetual, non-transferable license to use the Seller’s CASH System in connection with the non-RTN network operations of the Investor and its subsidiaries.

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

Because the sale of RTN is currently deemed to be, and reported as, a financing transaction, the difference between the sales price of $18.5 million and the repurchase price of $27.75 million, or $9.25 million, is deemed to be interest expense and will be accrued and expensed pro-rata over the six-month option period. Of this total, amounts of $4,701,657 and $5,007,657 were recognized as interest expense to related parties during the three and nine month periods ended September 30, 2008. In the event the RTN Option is exercised and RTN repurchased from the Investors for the Option Price, the repurchase will be recognized and reported as the repayment of the $18.5 million and the difference of $9.25 million recognized as interest expense over the six-month period. No gain or loss will be recognized on either transaction, and although the Investors are related parties, because the debt will be extinguished at its carrying value there will be no affect on the Company’s capital.

In the event the RTN Option expires un-exercised the Company will no longer recognize, nor report, the transaction as a financing transaction. At that time the Company will, instead, deem RTN to have been sold and account for the transaction accordingly. Additionally at that time, the amount of the $9.25 million previously recognized and reported as interest expense to related parties will be reversed in the period of the event.

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

The Company’s Condensed Consolidated Balance Sheet, as of September 30, 2008 classifies the $1.5 million received from the Luken Warrants as a liability following guidance in accordance with FASB Statement No. 150 – “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) as the Investor can put the warrants back to the Company for redemption if certain events do not occur. These events are outside the control of the Company as one of the events is the inability to consummate the Station Sales. While it is the intent of the Company to consummate this transaction it can only be done upon obtaining approval from the FCC. The Company has concluded that this approval process is not perfunctory and customary and therefore cannot conclude with certainty that it will occur.

The Company has recorded the $1.5 million received in connection with the Luken Warrants in Amounts due to Luken Communications, LLC in the condensed consolidated balance sheet as of September 30, 2008. The Company will reassess the classification of the Luken Warrants at each reporting period in accordance with the applicable accounting pronouncements based on the facts at the time.

Stations Asset Purchase Agreements

On June 24, 2008, the Company entered into agreements with the Investors for the sale (“Station Sales”) of all of the assets used in the business and operations of television stations located in six markets, including licenses, construction permits and other instruments of authorization (“Licenses”) issued by the FCC and certain other assets (collectively with the Licenses, the “Station Assets”) for a total combined purchase price of $17.5 million (“Stations Purchase Price”). The FCC approved these assignment applications by public notices dated October 29, and October 30, 2008. The markets in which these stations operate include:

•	Amarillo (Texas),

•	Waco (Texas),

•	Fort Myers/Naples (Florida),

•	Minneapolis (Minnesota),

•	Oklahoma City (Oklahoma), and

•	Tulsa (Oklahoma).

The Company received $5.0 million as prepayment on the Stations Purchase Price from the Investors, which payment is nonrefundable except in the event the Company determines to sell the Station Assets to another party prior to consummating the sale of the Station Assets with the Investors and in certain other circumstances. The $5.0 million prepayment is included in amounts due to Luken Communications, LLC in the condensed consolidated balance sheet as of September 30, 2008 as the sale is subject to FCC approval and the transaction can be terminated by either party under certain events requiring the repayment of the $5.0 million payment to the Investors. The Company will receive the remaining $12.5 million of the Stations Purchase Price upon consummation of the Station Sales with the Investors. The Company anticipates that the $12.5 million will be utilized primarily to service the Company’s debt to Silver Point.

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

The assignment applications were granted by the FCC and public notice given on October 29, and October 30, 2008. Under the contracts, the closing of the Station Sales is to occur within twenty business days after the grant of FCC consent becomes a final order.

This agreement supersedes a previous Asset Purchase Agreement dated April 3, 2008 with Luken Communications, LLC for the sale of certain broadcast assets and television stations which are included in the current agreement.

The Company has not reclassified the assets related to this transaction to assets held for sale as it does not meet the criteria established by SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets , which includes standards that determine the classification of long lived assets.

Transaction Fee and Related Warrants issued to Investment Advisors

In connection with the agreement between the investment advisors and the Company, the investment advisors received warrants to purchase up to 1,075,279 shares on the same terms as the Luken Warrants in exchange for a $200,000 reduction to their fees, and $200,000 in cash as consideration for their assistance with the transactions with the Investors. The intrinsic value of the warrants was determined to be $148,046, based on a Black-Scholes valuation, and is included in other current assets in the condensed consolidated balance sheets at September 30, 2008, pending final resolution of these transactions.

SEC filing

The transactions with Luken Communications, LLC and all of the agreements discussed above were submitted to the SEC with the form 8-K filed by the Company on July 1, 2008.

 NOTE 5 — ASSET PURCHASE AGREEMENTS

Purchase from Renard Communications Corp.

On August 15, 2007, the Company entered into an asset purchase agreement with Renard Communications Corp. for the purchase of certain licenses, construction permits and other instruments of authorization issued by the FCC and certain other assets. The agreement was terminated on June 11, 2008 and the Company has negotiated the partial return of the initial $400,000 deposit which was held in escrow pending closing. The portion forfeited, or $284,000, was recorded as a charge to loss on disposal of assets during the period ended September 30, 2008. The remaining portion, or $116,000, is classified as broadcasting station acquisition rights pursuant to assignment agreements as of September 30, 2008, since the funds were not received until subsequent to that date.

Other Agreements

In connection with the 2007 merger transaction, the Company and Univision Television Group (“Univision”), preferred stock holders, entered into a one year $15.0 million promissory note secured by two television stations located in Utah. In lieu of a cash repayment, the Company filed an application with the FCC on July 26, 2007 to transfer the television stations to Univision Television Group, Inc. in satisfaction of the principal amount of the note. The television station assets include broadcast licenses with book values of $7,884,631 and broadcasting equipment with book values of $487,436, a total of $8,372,067, as of December 31, 2007. Accordingly, these assets were classified as held for sale as of December 31, 2007. On June 19, 2008, the Company and Univision filed with the FCC to dismiss the assignment of licenses related to these assets and file public notice of such intent on June 24, 2008. Therefore, since these assets are no longer held for sale, the assets have been reclassified and included in their respective accounts in the condensed consolidated balance sheet as of September 30, 2008.

In October, 2007, the Company signed a non-binding letter of intent for the sale of certain television stations which include broadcast licenses with book values of $1,052,548 and broadcasting equipment with book values of $102,307, a total of $1,154,855. The Company had classified these assets as held for sale as of December 31, 2007. The option term under the letter of intent governing this transaction has expired and as such the related amount was reclassified and included in their respective accounts in the condensed consolidated balance sheet as of September 30, 2008.

On July 21, 2008, the Company signed a letter of intent and subsequently on October 7, 2008 executed an asset purchase agreement for the sale of certain television stations including broadcast licenses with book values of $5,131,000 and broadcasting equipment with book values of $453,000, a total of $5,584,000. The Company continues to account for the assets related to this transaction as held and used, since the transaction does not meet the criteria established by SFAS No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets, for reclassifying assets as held for sale. However, since the selling price of the assets per the asset purchase agreement is less than the respective carrying values the assets were deemed to be impaired with respect to that difference and a charge was recorded during the period ended September 30, 2008, as an operating cost and a reduction in broadcast licenses. That charge totaled $1,584,000.

NOTE 6 — INTANGIBLE ASSETS

The Company recorded an impairment charge of approximately $18.3 million during the quarter ended September 30, 2008, which included an impairment to the carrying values of our broadcast licenses of $18.1 million, related to 11 of our television stations; and an impairment to the carrying values of our tangible broadcast assets of $0.2 million, related to 2 of our television stations. As required by SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we tested our unamortized intangible assets for impairment at September 30, 2008, between the required annual tests, because we believed events had occurred and circumstances changed that would more likely than not reduce the fair value of our broadcast licenses and related tangible assets below their carrying amounts. These events included primarily: (1) the completion of an appraisal by an independent party of our television stations; and (2) entering into an asset purchase agreement (“APA”) to sell one of our television stations located in Little Rock, Arkansas at an amount less than its carrying value. Other factors considered include: (a) the continued decline of the price of our common stock; (b) the decline in the current selling prices of television stations; and (c) the lower growth in advertising revenues.

Determining the fair value of our television stations requires our management to make a number of judgments about assumptions and estimates that are highly subjective and that are based on unobservable inputs. Significant weight was given to the results of the third party appraisal and it was the primary basis for the amount of the charge, along with the terms agreed to in the APA. However, the actual results and the ultimate value of the stations may differ from the appraised values; and it is possible that such differences could have a material impact on our financial statements.

As noted above, the Company is required under SFAS 142 to test its indefinite-lived intangible assets on an annual basis or whenever events or changes in circumstances indicate that these assets might be impaired.  As a result, if the current economic trends continue and the credit and capital markets continue to be disrupted, or we enter into additional agreements to sell broadcast assets at less than their carrying values, it is possible that the Company may record further impairments in the fourth quarter of 2008.

NOTE 7 — NOTES PAYABLE

Long-Term Debt

Long-term debt as of September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
	(In thousands)
Senior Credit Facility	$40,062	$50,317
Luken Communications, LLC	25,000	—
Merger Related Party - Univision	15,000	15,000
Installment Notes and other debt	10,649	10,913
Line of Credit	992	994
Capital Lease Obligations	155	186

Total Debt	$91,858	$77,410
Less: Current maturities	(83,781)	(68,272)

Long-term debt	$8,077	$9,138

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

On June 24, 2008, the Company entered into a third amendment (“Third Amendment”) to the Credit Agreement. Under the terms of the Third Amendment, the lender group has agreed to forbear from exercising certain of its rights and remedies with respect to existing defaults and certain other defaults described in the Third Amendment through the earlier of (a) December 23, 2008 and (b) the date of occurrence of events of default or certain other events. Notwithstanding the foregoing, the lenders may terminate the forbearance on and after September 15, 2008 in their sole discretion. The Third Amendment also provides for the lender group to make additional loans to the Company in an amount not to exceed $6.5 million, subject to certain conditions in the Third Amendment and the Lenders’ sole discretion. Additionally, the applicable margins on LIBOR loans and base rate loans were decreased to 10.0% and 9.0% respectively. The Company used a portion ($17.5 million) of the proceeds from the transactions with Luken Communications, LLC as described in Note 4 – Transactions with Luken Communications, LLC to pay down a portion of the credit facility. Following this pay down and after additional advances under the Term C facility, approximately $40.1 million remains outstanding under the credit facility as of September 30, 2008.

On October 16, 2008, the Board appointed Mr. Paul Brissette as Chief Restructuring Officer. Subsequent to Mr. Brissette’s appointment, the senior lender group advanced $400,000 to the Company under the Term C facility.

The Company is currently in default under its existing loan agreements with Silver Point. Existing events of default include, but are not limited to, the Company’s failure to pay interest when due, lateness on certain payments due under the Company’s satellite and programming agreements and failure to achieve certain performance metrics, including minimum monthly revenue and EBITDA benchmarks.

Even with the refinanced credit facility, the additional funds provided by the amended credit facility and the proceeds from the transactions as described in Note 4 – Transactions with Luken Communications, LLC are not sufficient to meet all of the anticipated liquidity needs to continue operations of the Company for the next twelve months. Accordingly, the Company will have to raise additional capital or increase its debt immediately to continue operations. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to liquidate substantially all available assets, restructure the company or in the extreme event, cease operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Merger Related - Univision

Pursuant to the March 2007 Merger Transaction, the Company issued a promissory note to Univision Television Group, Inc. as partial consideration for the exchange of their shares of EBC Series A preferred stock. This promissory note in the amount of $15.0 million was due and payable March 30, 2008 with interest accruing at an annual rate of 7.0%.

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

Installment notes and other debt

In September, 2008, the Company executed modification agreements for two installment loans whereby monthly principal and interest payments totaling $661,428 and $276,585 are suspended until June, 2009 and September, 2009 respectively, at which time balloon payments of $716,548 and $283,019 respectively are due and monthly principal and interest payments will resume until maturity.

Line of Credit

At September 30, 2008, the Company had a $1.0 million line of credit with an Arkansas bank, with interest payable monthly at 7.5%, due October 23, 2008 and secured by various broadcast assets and Company guarantees. The outstanding balance at September 30, 2008 was $991,771. The Company is currently negotiating with the bank to extend the maturity date.

NOTE 8 — MANDATORILY REDEEMABLE SERIES A CONVERTIBLE NON-VOTING PREFERRED STOCK

As of September 30, 2008, the Company had 2,050,519 shares issued and outstanding of the Company’s Series A Convertible Non-Voting Preferred Stock (the “Series A Preferred”). The Series A Preferred ranks senior to all outstanding shares of the Company’s common stock. The Series A Preferred accrues compounded dividends at the rate of 7% per annum of the original issue price whether or not the Company declares a dividend payable. In addition, if the Company declares a dividend on its common stock at any time, the holders of Series A Preferred automatically participate on an “as if” converted to common stock basis with the common shareholders.

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

In connection with the sale of common stock warrants to Investors (“Luken Warrants”), (see Note 4 – Transactions with Luken Communications, LLC), the Company determined that the conversion rate is not subject to adjustment as of September 30, 2008 pursuant to EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments , (“EITF 00-27”) which states that changes to the conversion terms that would be triggered by future events not controlled by the issuer should be accounted for as contingent conversion options, and the intrinsic value of such conversion options would not be recognized until and unless the triggering event occurs. While the warrants have been issued to Luken Communications, LLC thus triggering a conversion rate adjustment per the Certificate of Designation, there is a period of time where the Luken Warrants can be put back to the Company for redemption in cash, thus creating a change to the conversion terms triggered by a future event that is not in the control of the Company. Lack of FCC approval for the Station Sales, which could trigger the put option in the Warrant Agreement, is outside the control of the Company and therefore it is management’s position that this is a contingent conversion option.

In the event that the contingency is eliminated, the beneficial conversion feature of the Certificate of Designation will require that the conversion rate of the Series A Preferred be adjusted. Following guidance provided by EITF 00-27 and EITF 98-5  Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios , (“EITF 98-5”) the Company will record a dividend to preferred shareholders against additional paid in capital in the amount of $1.5 million.

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

The Company has evaluated the embedded conversion feature in the Series A Preferred and determined it did not meet the criteria for bifurcation under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” during the three and nine months ended September 30, 2008. In addition, the Company accounts for the Series A Preferred in accordance with SEC Accounting Series Release 268 — Presentation in Financial Statements of Redeemable Preferred Stocks” and EITF D-98: “Classification and Measurement of Redeemable Securities,” (“EITF D-98”) and thus has classified the Series A Preferred outside of stockholders’ equity.

The Company believes that it is not probable that the holders of the Series A Preferred would currently elect to convert their shares to common stock because the current trading price of the Company’s common stock is lower than the conversion price. Therefore and under the guidance of EITF D-98, the carrying value of the Series A Preferred as of September 30, 2008 is the original issue amount and does not include any accreted dividends or any other adjustment.

For the three month period ended September 30, 2008, the Company recorded dividends in the amount of $198,661. For the nine month period ended September 30, 2008, the Company recorded dividends, including these attributable to the beneficial conversion of $207,395, in the amount of $786,138. These amounts are recorded as deductions from net loss attributable to common shareholders. As of September 30, 2008, dividends payable to the Series A Preferred shareholders are $1,135,540 and included in other non-current liabilities.

NOTE 9 — STOCK OPTION PLANS

Stock-based compensation expense for the three and nine months ended September 30, 2008 was $0.2 million and $0.8 million, respectively, compared to $0.4 million and $1.7 million, respectively, in 2007.   As of September 30, 2008, there was $1.7 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the Incentive Plan, which does not include the effect of future grants of equity compensation, if any. Of the total $1.7 million, the Company expects to recognize approximately 10.3% during the remainder of 2008 and the balance in 2009 through 2013. The weighted average period over which the $1.7 million is to be recognized is 2.86 years.

NOTE 10 — CONTINGENCIES

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

In addition to requesting unspecified compensatory damages, the plaintiff also requested injunctive relief to enjoin EBC’s annual shareholder meeting and the vote on the merger. An injunction hearing was not held before EBC’s annual meeting regarding the merger so the meeting and shareholder vote proceeded as planned and EBC’s shareholders approved the merger. On August 9, 2006, EBC’s motion to dismiss the lawsuit was denied. On February 21, 2007, the plaintiff filed a “Motion to Enforce Settlement Agreement” with the court alleging the parties reached an oral agreement to settle the lawsuit. The plaintiff subsequently filed a motion to withdraw the motion to settle and filed a “Third Amended Complaint” on April 10, 2007. This motion added two additional plaintiffs and expanded on the issues recited in the previous complaints. On July 31, 2007, the plaintiff filed a “Fourth Amended Complaint”. This pleading added three new plaintiffs and three new defendants to the proceedings. The three additional defendants bear a fiduciary relationship to three previously named defendants. On July 31, 2007, the plaintiffs filed a “Motion for Class Certification.” A hearing on this issue was held on August 18, 2008. The judge has not issued a ruling in this case.

Management believes that this lawsuit has no merit and asserts that the Company has negotiated in good faith to attempt to settle the lawsuit. Regardless of the outcome management does not expect this proceeding to have a material impact of its financial condition or results of operations in 2008 or any future period.

The Company, along with Retro Programming Services Inc. was named as defendants in a lawsuit filed in Los Angeles Superior Court on September 18, 2008. The plaintiff is CBS Television Distribution Group, a unit of CBS Corporation. The suit alleges breach of contract with respect to multiple broadcast licensing agreements. The parties are in discussions to attempt to arrive at a settlement with respect to this issue. Because of the uncertainty of the outcome no adjustments have been made to the Company’s financial statements with respect to this action.

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

On October 22, 2008, NASDAQ notified the Company that due to extraordinary market conditions they have implemented a suspension of the compliance period for bid price deficiencies until 1/19/09. Accordingly, the Company’s new bid price compliance deadline is February 17, 2009.

On July 1, 2008, The Company received written notification from NASDAQ that the Company was no longer in compliance with Marketplace Rule 4350(d) (2) (A), which addresses Audit Committee composition. The Company’s Audit Committee was in compliance until Audit Committee member John E. Oxendine’s appointment as Chief Executive Officer which became effective on June 14, 2008. Once Mr. Oxendine became the Company’s CEO, he no longer qualified as an independent Audit Committee member. Pursuant to Marketplace Rule 4350(d)(4)(B), if an issuer fails to comply with the audit committee composition requirement under Rule 4350 (d)(2)(A) due to one vacancy on the audit committee, the issuer will have until the earlier of the next annual shareholders meeting or one year from the occurrence of the event that caused the failure to comply with this requirement; provided, however, that if the annual shareholders meeting occurs no later than 180 days following the event that caused the vacancy, the issuer shall instead have 180 days from such event to regain compliance. An issuer relying on this provision must provide notice to NASDAQ immediately upon learning of the event or circumstance that caused the non-compliance.

On August 25, 2008, Staff notified the Company that with the appointments of Messrs. Jacob J. Barker and Paul Brissette to the Company’s Board of Directors, Staff had determined that the Company complied with Marketplace Rule 4350(c) and the matter relating to the independent director compliance was closed. Based on the Company’s submissions, dated September 3-15, 2008, which enclosed signed unanimous consents of the board resolutions appointing directors to the three independent committees, Staff has now determined that the Company is in compliance with the audit committee requirements under Rule 4350(d)(2), and this matter is now closed.

On August 25, 2008, the Company received written notification from NASDAQ that based on the Form 10-Q for the period ended June 30, 2008, Staff determined that the Company’s stockholders’ equity was a deficit of ($7,302,327). In addition, as of August 22, 2008, Staff determined that the market value of listed securities was $17,979,472. Finally, Staff determined that the Company reported net losses from operations in its annual filings for the years ended December 31, 2007, 2006, and 2005, respectively. Accordingly, the Company does not comply with Marketplace Rule 4310(c)(3), which requires the Company to have a minimum of $2,500,000 in stockholders’ equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.

Under these circumstances, Staff is reviewing the Company’s eligibility for continued listing on The Nasdaq Capital Market. The Company may submit on or before September 16, 2008, a specific plan on achieving and sustaining compliance with the Nasdaq Capital Market listing requirements, including the time frame for completion of the plan. If, after the conclusion of Staff’s review of the plan, Staff determines that the Company’s plan does not adequately address the issues noted, Staff will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal NASDAQ’s determination to delist its securities to a Listing Qualifications Panel. The Company is currently evaluating all options available with respect to these issues.

The Company submitted its compliance plan on September 16, 2008. NASDAQ is currently in the process of reviewing the plan.

NOTE 11 — RELATED PARTY TRANSACTIONS

Amounts due (to) from affiliates and related parties consist of the following:

	September 30, 2008	December 31, 2007
Univision Communications, Inc.	$(3,650,475)	$(2,295,837)
Arkansas Media, LLC and affiliates	5,741	19,581
Royal Palm Capital Management, LLP	(1,250,000)	(225,000)
Little Rock TV 14, LLC	(78,627)	(78,626)
Larry Morton	(1,138,441)	—
Luken Communications, LLC	(5,007,657)	—
Retro Television Network, Inc	(34,462)	(8,224)
Other	__	72,364

Due to affiliates and related parties	(11,153,921)	(2,515,742)
Less current portion	(10,257,912)	(2,509,480)

Non – current portion	$(896,009)	$(6,262)

Larry Morton

Concurrently with the sale of RTN to the Investors on June 24, 2008, the Company entered into a separation agreement with Larry Morton providing for Mr. Morton’s resignation as RTN’s President and Chief Executive Officer and for severance payments and benefits to be provided to Mr. Morton in connection with such resignation and his previously announced departure from the Company as its President and Chief Executive Officer. Mr. Morton remains as a director of Company. Additionally, Mr. Morton entered into a thirty-six month consulting agreement with the Company under which Mr. Morton is entitled to $5,000 monthly.

NOTE 12 - FAIR VALUE MEASUREMENTS

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

The Company invests in short-term interest bearing obligations with original maturities less than 90 days, primarily money market funds. The Company does not enter into investments for trading or speculative purposes. As of September 30, 2008, there were no investments in marketable securities.

NOTE 13 - SEGMENT DATA

The Company operates its business in three primary reporting segments; the Television Group, Retro Television Network (“RTN”), and Uplink Services. Operations of the Television Group consist of the sale of air time for advertising, and the broadcasting of entertainment and other programming through the Company’s television stations. Operations of RTN consist primarily of the combination of popular entertainment programs of past decades with local sports, weather and news to provide a customized digital feed to its affiliate television stations. Uplink Services operations include the provision of programming, traffic, accounting and billing services to Company-owned television stations, RTN affiliates, and other third party broadcasters through the Company’s centralized master control and satellite uplink facility in Little Rock, Arkansas. The Company does not allocate corporate overhead or the eliminations of intercompany transactions to the primary reporting segments.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Broadcast Revenue
Television	$6,012	$7,480	$20,746	$21,126
Retro Television Network	885	81	1,806	219
Uplink Services	196	113	622	446
Corporate and eliminations	—	(166)	(318)	(494)
	$7,093	$7,508	$22,856	$21,297

Depreciation and amortization
Television	$514	$482	$1,523	$1,475
Retro Television Network	—	—	—	—
Uplink Services	360	356	1,096	924
Corporate and eliminations	167	167	504	453
	$1,042	$1,005	$3,123	$2,852

Segment operating loss
Television	$(1,192)	$(1,759)	$(4,947)	$(6,090)
Retro Television Network	(1,446)	(387)	(4,457)	(929)
Uplink Services	(203)	(383)	(680)	(1,017)
Corporate and eliminations	(2,466)	(3,117)	(11,061)	(17,535)

Consolidated	$(5,307)	$(5,645)	$(21,145)	$(25,571)

Impairment charge – Television	(18,263)	—	(18,263)	—

Operating loss	$(23,570)	$(5,645)	$(39,408)	$(25,571)

NOTE 14— SUBSEQUENT EVENTS

New Retro Television Network (“RTN”) affiliates and contracts

The following table shows stations that have been launched as RTN affiliates since September 30, 2008:

DMA Ranking	Station	DMA	Launched
60	KTUL-DT	Tulsa	October 6, 2008
12	KAZT-DT	Phoenix	October 13, 2008

Management and Board Changes

On October 16, 2008, the Board appointed Mr. Paul Brissette as Chief Restructuring Officer.

Effective as of October 20, 2008, Lori Withrow no longer serves as Secretary of the Corporation and Greg Fess no longer serves as Chief Operating Officer of the Corporation. Effective October 24, 2008, Jason Roberts was elected Secretary of the Corporation.

Effective November 6, 2008, Paul Brissette resigned from the Company’s board of directors.

Effective November 13, 2008, Paul Brissette no longer serves as Chief Restructuring Officer.

John Oxendine continues to serve as Chief Executive and Principal Executive Officer of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company’s financial condition and results of operations comparing the interim quarters ended September 30, 2008 and September 30, 2007. You should read this section together with the Company’s consolidated financial statements including the notes to those financial statements, as applicable, for the years and periods mentioned above.

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

As of September 30, 2008, the Company has built and aggregated a total of 119 full and low power permits, licenses and applications that it owns or has contracts to acquire. The Company’s FCC license asset portfolio includes 23 full power stations, 34 Class A stations and 62 low power stations. The Company’s English and Spanish-language stations are in 41 markets that represent more than 25% of the U.S. population.

While the Company originally targeted small to medium-sized markets for development, it has been able to leverage its original properties into stations in larger metropolitan markets, including Denver, Detroit, Salt Lake City, Minneapolis and Oklahoma City. The Company’s stations are affiliated with broadcast networks as follows: 12 are affiliated with Univision, 18 are affiliated with the Retro Television Network (“RTN”), 3 are affiliated with MyNetworkTV, 4 are affiliated with FOX, 2 are affiliated with TeleFutura, and 1 is affiliated with ABC.

The Company is the second-largest affiliate group of the top-ranked Univision and TeleFutura networks with 14 affiliates, 13 of which are in the nation’s top-65 Hispanic television markets. The Company believes that it has growth opportunity in these Hispanic properties because each station has a 15-year affiliation agreement with either Univision or TeleFutura, respectively.

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

Historically, it took a few years for the Company’s newly acquired or built stations to generate operating cash flow. In addition, it required time to gain viewer awareness of new station programming and to attract advertisers. Accordingly, the Company typically incurs losses in the first few years after it acquires or builds stations.

Following the March 2007 merger with the Special Purpose Acquisition Company (“SPAC”), Coconut Palm Acquisition Corporation, the Company’s business focus shifted from primarily aggregating stations to increasing RTN affiliate penetration and maximizing revenue and profit for each station.

Currently, the Company is restructuring operations with the goal of increasing cash flow and is executing the divesture of various stations following a strategic review under new management. These initiatives, which the Company has recently begun to implement, include:

•	Leveraging the C.A.S.H. system through third party leases and new network development;
•	Pursuing station divestitures;
•	Minimizing cash burn at the Corporate and station level through sales generation and cost cutting initiatives;
•	Continued growth of the RTN affiliate base in key U.S. television markets to achieve a national footprint;
•	Focusing on increasing sales for RTN;
•	Diversifying low cost syndicated programming alternatives for RTN;
•	Enhancing cable and satellite distribution
•	Pursuing spectrum monetization opportunities

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

Acquisition and Expansion Activity

RTN, currently has a total of 80 affiliations announced that cover 39% of the U.S. television households. Included in this total are affiliations with television stations located in top DMA markets that include San Francisco, Atlanta, Washington, DC, Detroit, Phoenix, Seattle, Tacoma, Denver, Orlando, St. Louis, Pittsburgh, and Charlotte.

RESULTS OF OPERATIONS — THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

Revenue

The following table sets forth the principal types of broadcast revenue earned by the Company for the periods indicated and the change from one period to the next:

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	2008	2007	Change	% Change	2008	2007	Change	% Change
	(In thousands, except percentages)
Broadcast Revenues
Local	$2,310	$2,554	$(244)	(9.6)	$7,469	$7,482	$(13)	(0.2)
National	2,044	2,170	(126)	(5.8)	6,421	6,068	353	5.8
Other	330	273	57	20.9	1,151	766	385	50.3
Trade & Barter Revenue	2,409	2,511	(102)	(4.0)	7,815	6,981	834	11.9
Total Broadcast Revenue	$7,093	$7,508	$(415)	(5.5)	$22,856	$21,297	$1,559	7.3

As noted in the Overview, the Company’s operating revenue is derived primarily from advertising revenue. The above table segregates revenue received from local sources compared to national sources, together with gross trade and barter revenues, which is non-cash. Other broadcast revenue is a combination of production, uplink services, news services, and other non-spot broadcast revenue.

For the three months ended September 30, 2008, total Broadcast Revenue decreased $0.4 million, or 5.5%, to $7.1 million when compared to the same period in 2007. Included in this overall decrease was a decline in local broadcast revenues of $244,000, or 9.6%, a decline in national revenue of $126,000, or 5.8%, an increase in other revenue of $57,000, or 20.9% and a decrease in trade and barter revenue of $102,000, or 4.0%.. Increases in political sales of $47,000 and uplink shared services revenue of $103,000 account for the increase in other revenue. These increases in other revenue were offset by a decrease in network compensation of $80,000.

The decrease in revenue for the quarter ended September 30, 2008 of $0.4 million is distributed as follows: English language stations of $725,000, an 18% decline and Spanish language stations of $577,000, also an 18% decline. These decreases were offset by increases in revenue for RTN of $803,000, a growth of 987% and for C.A.S.H. of $83,000, a 74% growth rate. The decrease in revenues derived from English language stations is widespread across almost all the Company’s English language stations. The exception is an increase in revenues of $351,000 attributable to three stations in Montana which were previously held for sale and operated under a local management agreement (“LMA”) with the intended purchaser. These stations, which are all FOX affiliates, are now being run by the Company since the LMA ended early in 2008.

The Spanish language stations showing the greatest declines were the stations in Detroit (WUDT), Salt Lake City (KUTH), and Ft. Myers (WUVF). Three month revenues declined at those three stations by a total of $419,000, or $177,000, $147,000 and $95,000, respectively.

For the nine months ended September 30, 2008 compared to the same period in 2007, total Broadcast Revenue increased $1.6 million, or 7.3%, to $22.9 million. This increase in revenues is driven by an increase of $834,000, or 11.9%, in trade and barter revenues and increases in national advertising revenue of $353,000, a growth of 5.8%. Other revenue also increased by $385,000, or 50.3%. The increase in trade and barter is due primarily to the continued growth in the Company’s investment in syndicated programming especially as it relates to the growth of RTN. The increases in national advertising revenues have been driven by increased volumes from advertising agency activity of $1.1 million, but was offset by decreases in national paid programming revenue of $747,000. Increase in other revenue resulted from increases in political sales of $215,000 and uplink shared services revenue of $253,000.

Year to date revenue increases by station group or network are as follows: English language stations of $291,000, a 2% growth rate; RTN of $1.588 million, a growth rate of 726%, and C.A.S.H. of $176,000 or a 40% growth rate. These increases were offset by a decrease in revenue for Spanish language stations of $483,000, a 6% decline. Most of the increase in revenues derived from English language stations is attributable to three stations in Montana which were previously held for sale and operated under an LMA with the intended purchaser. These stations, which are FOX affiliates, are now being run by the Company. Revenue for these three stations increased $1.1 million, an increase of 259%. In addition, our ABC affiliate in Cheyenne, WY had an increase in sales for the period of $176,000, a 53% increase. In our Spanish language station group, WUVF, the Univision station in Fort Myers, FL, recorded a $185,000 increase in revenue compared to the same period in 2007, a 16% growth for the period. This increase was offset by decreases in revenue for our stations in Salt Lake City (KUTH - Univision and KUTF - Telefutura), Kansas City (KUKC - Univision) and Detroit (WUDT - Univision), of $310,000 (16%), $154,000 (47%), $186,000 (25%) and $244,000 (39%), respectively . The decline in revenue in these four stations was the result of declines in locally generated revenue by a combined amount of $797,000. National revenue declined at KUTF, KUKC and WUDT by a combined amount of $161,000, but increased by 21%, or $90,000, at KUTH.

Results of Operations

The following table sets forth the Company’s operating results for the three and nine month periods ended September 30, 2008, as compared to the three and nine month period ended September 30, 2007:

	For the Three Months Ended September 30				For the Nine Months Ended September 30
	2008	2007	Change	% Change	2008	2007	Change	% Change
	(In thousands, except percentages, net loss per share and weighted average shares)
Broadcast Revenue	$7,093	$7,508	$(415)	(5.5)	$22,856	$21,297	$1,559	7.3

Program, production & promotion	4,377	3,697	680	18.4	14,614	10,727	3,887	36.2
Selling, general & administrative	6,324	7,847	(1,523)	(19.4)	24,234	23,452	782	3.3
Impairment charge on broadcasting assets	18,263	—	18,263	—	18,263	—	18,263	—
Management agreement settlement	—	—	—	—	—	8,000	(8,000)	—
Depreciation and amortization expense	1,042	1,005	37	3.7	3,123	2,852	271	9.5
Rent	657	604	53	8.8	2,030	1,837	193	10.5
Operating (loss)	(23,570)	(5,645)	(17,925)	(317.5)	(39,408)	(25,571)	(13,837)	54.1
Interest income	7	85	(78)	(91.8)	33	118	(85)	(72.0)
Interest Expense	(6,894)	(2,082)	(4,812)	231.1	(13,743)	(6,314)	(7,429)	117.7
Gain on sale of assets	(283)	—	(283)	—	(483)	454	(937)	(206.4)
Other income (expense), net	608	(14)	622	(4442.9)	716	202	514	254.5
(Loss) before income taxes	(30,132)	(7,656)	(22,476)	293.6	(52,885)	(31,111)	(21,774)	70.0
Income taxes	—	—	—	—	—	—	—	—
Net (loss)	(30,132)	(7,656)	(22,476)	293.6	(52,885)	(31,111)	(21,774)	70.0
Preferred dividend	(199)	(185)	(14)	7.6	(786)	(12,506)	11,720	(93.7)
Net loss available to common shareholders	$(30,331)	$(7,841)	$(22,490)	286.8	$(53,671)	$(43,617)	$(10,054)	23.0
Basic net (loss) per common share	$(0.75)	$(0.19)	$(0.56)		$(1.33)	$(1.24)	$(0.09)

Basic shares used in earnings per share calculation	40,278,382	40,646,137			40,278,382	35,104,786

Program, production and promotion expenses

Program, production and promotion expense was $4.4 million in the three month period ended September 30, 2008, as compared to $3.7 million in the three month period ended September 30, 2007, an increase of $0.7 million or 18.4%. The increase in program, production and promotion expenses is primarily driven by an increase in syndicated films expense of $0.6 million or 101%, and an increase in satellite time expense of $165,000, or 23.6%.

Program, production and promotion expense was $14.6 million in the nine month period ended September 30, 2008, as compared to $10.7 million in the nine month period ended September 30, 2007, an increase of $3.9 million, or 36.2%. The increase in program, production and promotion expenses is driven by an increase in syndicated films expense of $2.9 million, or 184%, an increase in license fees of $0.4 million, or 11.6%,, and satellite time expense of $0.5 million, or 22.5%.

Selling, general and administrative

Selling, general and administrative expense was $6.3 million in the three month period ended September 30, 2008, as compared to $7.8 million in the three month period ended September 30, 2007, a decrease of $1.5 million, or 19.4%. Our general and administrative expenses have decreased $1.5 million, or 21.4%, and selling expenses $53,000, or 5.4%. Contributing to the decrease in general and administrative expenses were decreases in labor costs of $0.9 million, consulting fees of $155,000, and bad debt expense of $144,000. The decreases were partially offset by an increase in legal and accounting fees of $185,000. The increase relates to the continuing negotiations with lenders as well as pursuing potential investors to raise additional capital.

Selling, general and administrative expense was $24.2 million in the nine month period ended September 30, 2008, as compared to $23.4 million in the nine month period ended September 30, 2007, an increase of $0.8 million, or 3.3%. Our general and administrative expenses have increased $0.6 million, or 3.3%, and selling expenses $0.2 million. Contributing to the increase in general administrative expenses were increases in labor costs of $0.6 million; legal and accounting expense of $1.2 million and consulting fees $0.4 million, which were partially offset with reductions in JSA expense of $0.2 million and bad debt expense of $0.7 million. Labor costs for the nine month period ended September 3, 2008, include a charge of $1.2 million attributed to the severance agreement entered into by and between the Company and Larry Morton, former Chairman and CEO of Retro Programming Services, Inc., a wholly owned subsidiary of EMHC, and cost of additional executives hired in connection with the 2007 Merger transaction and becoming a publicly traded entity. The severance charge was partially offset by a reduction in Share Based Compensation of $0.9 million due in part to the forfeiture of non-vested stock options which had been previously granted to Larry Morton. (See footnote disclosure elsewhere in this report.) The increase in selling expenses is attributed to increase in agency commission expense as a result of increase in revenues derived from sales to agencies, to both national and local advertisers, and expenses associated with Nielsen ratings.

Impairment Charge on Broadcasting Assets

We recorded an impairment charge of approximately $18.3 million during the three month period ended September 30, 2008, which included an impairment to the carrying values of our broadcast licenses of $18.1 million, related to 11 of our television stations; and an impairment to the carrying values of our tangible broadcast assets of $0.2 million, related to 2 of our television stations. There was no impairment charge in the three or nine month period ended September 30, 2007.

Management Settlement Agreement

Management settlement agreement expense in 2007 relates to the cancellation of a management agreement between the Company and Arkansas Media in exchange for the following: (i) payment to Arkansas Media of (a) $3,200,000 in cash, and (b) shares of common stock valued at $4,800,000.

Depreciation and Amortization

Depreciation was $1.0 million in the three month period ended September 30, 2008, as compared to $1.0 million in the three month period ended September 30, 2007. There was no amortization expense in the three month period ended September 30 of either 2008 or 2007.

Depreciation and amortization was $3.1 million in the nine month period ended September 30, 2008, as compared to $2.9 million in the nine month period ended September 30, 2007. Amortization expense was $40,485 for the nine month period ended September 30, 2007. There was no amortization expense for the same period in 2008.

Rent

Rent expense is predominantly attributable to the cost of renting transmission tower sites as well as some station sales office premises.

Rent expense was $0.66 million in the three month period ended September 30, 2008, as compared to $0.60 million in the three month period ended September 30, 2007, an increase of $0.06 million or 8.8%. An increase in tower rent expense was the primary factor.

Rent expense was $2.0 million in the nine month period ended September 30, 2008, as compared to $1.8 million in the nine month period ended September 30, 2007, an increase of $0.2 million, or 10.5%. An increase in tower rent expense was the primary factor.

Interest Expense, net

Interest expense, net of interest income, was $6.9 million in the three month period ended September 30, 2008, as compared to $2.0 million in the three month period ended September 30, 2007, an increase of $4.9 million, or 245%. This increase is primarily attributable to $4.7 million of interest cost on the loan of $25 million from Henry Luken (as further described in note 4 to the financial statements herein) , and a higher average outstanding balance of the senior credit facility in 2008, but offset somewhat by a weighted average interest rate that was approximately 100 basis points lower than in 2007.

Interest expense, net of interest income, was $13.7 million in the nine month period ended September 30, 2008, as compared to $6.2 million in the nine month period ended September 30, 2007, an increase of $7.5 million, or 121%. This increase is primarily attributable to $4.7 million of interest expense on the loan of $25 million from Henry Luken (as further described in note 4 to the financial statements herein), fees paid to lenders in connection with the renegotiation of the senior credit facility in February 2008 and subsequent amendments and forbearance agreements in March, April and June, increases to the applicable margin interest rates in 2008 and a higher average outstanding balance of the senior credit facility in 2008. The combined average interest rates on the Company’s senior credit facility were 14.6% and 13.3% for the nine months ended September 30, 2008 and 2007, respectively.

Loss on sale of assets

In the three months ended September 30, 2008 the Company recognized a loss of $0.28 million associated with the loss of escrow funds originally intended to be used in the acquisition of various television stations in New York. There were no sales or disposals of assets in the three months ended September 30, 2007.

During the nine months ended September 30, 2008, the Company recognized a loss of $0.20 million associated with the disposal of the Spanish language news division and a loss of $0.28 million associated with the loss of escrow funds originally intended to be used in the acquisition of various television stations in New York. The gain on sale of assets was $0.45 million in the nine month period ended September 30, 2007 which included gains from the sale of several low power television stations located both in Idaho and in Central Arkansas.

Other income, net

Other income, net was approximately $0.6 million for the three months ended September 30, 2008 as compared to a loss of approximately $14,000 for the three months ended September 30, 2007, an increase of $0.6 million. The increase consists primarily of fees received from Luken Communications per the RTN sales agreement of $0.5 million.

Other income, net was approximately $0.7 million for the nine months ended September 30, 2008 as compared to approximately $0.2 million for the nine months ended September 30, 2007, an increase of $0.5 million. The increase consists primarily of fees received from Luken Communications per the RTN sales agreement of $0.5 million.

Liquidity and Capital Resources

General
The following table and discussion presents data the Company believes is helpful in evaluating its liquidity and capital resources:

	As of
	September 30, 2008		December 31, 2007
	(In thousands)
Cash and cash equivalents		$762		$634
Long term debt including current portion and lines of credit		$91,858		$77,410
Available credit under senior credit agreement	$	─0─	$	─0─

The Company’s existing capital resources are not sufficient to fund its operations. If the Company is unable to obtain adequate additional sources of capital immediately it will need to cease all or a portion of its operations, seek protection under U.S. bankruptcy laws and regulations, engage in a restructuring or undertake a combination of these and other actions. The Company has explored numerous sources of capital and has been unsuccesful in identifying and securing such capital to date. The Company is continuing to pursue potential transactions that may supply it with capital necessary to meet its current requirements. As of the date of this report no such transaction is imminent. If the Company is able to successfully consummate a transaction, such transaction may result in substantial dilution to the Company’s existing security holders and/or the incurrence of substantial indebtedness on relatively expensive terms. The terms of any such transaction would also likely involve covenants that serve to substantially restrict the operations of the Company and its management and could result in a change of control of the Company.

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

On June 24, 2008, the Company entered into a third amendment (“Third Amendment”) to the Credit Agreement. Under the terms of the Third Amendment, the lender group has agreed to forbear from exercising certain of its rights and remedies with respect to existing defaults and certain other defaults described in the Third Amendment through the earlier of (a) December 23, 2008 and (b) the date of occurrence of events of default or certain other events. Notwithstanding the foregoing, the lenders may terminate the forbearance on and after September 15, 2008 in their sole discretion. The Third Amendment also provides for the lender group to make additional loans to the Company in an amount not to exceed $6.5 million, subject to certain conditions in the Third Amendment and the Lenders’ sole discretion. Additionally, the applicable margins on LIBOR loans and base rate loans were decreased to 10.0% and 9.0% respectively. The Company used a portion ($17.5 million) of the proceeds from the transactions with Luken Communications, LLC as described in Note 4 – Transactions with Luken Communications, LLC to pay down a portion of the credit facility. Following this pay down and after additional advances under the Term C facility, approximately $40.1 million remains outstanding under the credit facility as of September 30, 2008.

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

The Company currently has a working capital deficit of approximately $99.2 million.

Even with the refinanced credit facility, the additional funds provided by the amended credit facility and the proceeds from the transactions with Luken Communications, LLC as described in Note 4 to the accompanying unaudited condensed consolidated financial statements are not sufficient to meet all of the anticipated liquidity needs to continue operations of the Company for the next twelve months. Accordingly, the Company will have to raise additional capital or increase its debt immediately to continue operations. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on favorable terms, management may be required to liquidate substantially all available assets, restructure the Company or in the extreme event, cease operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Sources and Uses of Cash

	For the Nine Months
	Ended September 30,
	2008	2007
	(In thousands)
Net cash used by operating activities	$(21,893)	$(22,706)
Net cash provided (used) by investing activities	7,574	(12,572)
Net cash provided by financing activities	14,447	36,064
Net increase in cash and cash equivalents	$128	$786

Operating Activities

Net cash used in operating activities for the nine month periods ending September 30, 2008 and 2007 was $21.9 million and $22.7 million, respectively. The decrease in net cash used by operating activities of $0.8 million was due primarily to an increase in the net loss of $21.8 million, an increase in impairment of broadcasting assets, a decrease in management agreement settlement of $4.8 million, a decrease in restricted cash of $4.2 million, an increase in accounts payable and accrued expenses of $4.9 million, an increase in program broadcast rights of $5.3 million, an increase in program broadcast obligations of $5.0 million, and a decrease in deferred barter revenue of $2.8 million.

Investing Activities

Net cash provided by investing activities was $7.5 million in the nine month period ended September 30, 2008, a variance of $20.1 million compared to the nine month period ended September 30, 2007, when $12.6 million was used by investing activities. The variance was largely due to the acquisition of three low power television stations located in Oklahoma and Arkansas, including KLRA, the Univision affiliate in Little Rock, Arkansas in 2007, and an increase in amounts due to related parties and affiliates of $7.0 million.

Financing Activities

Net cash provided by financing activities was $14.4 million in the nine month period ended September 30, 2008, compared to $36.0 million in the nine month period ended September 30, 2007, a decrease of $21.6 million. The decrease in net cash provided by financing activities is explained by the Common Stock Private placement in June of 2007, at which time the Company received $9.0 million from investors, in addition to the net proceeds of the March 2007 merger transaction with Coconut Palm. As part of the Merger Transaction, the Company acquired the existing assets and liabilities of Coconut Palm, including operating cash of $22.8 million before paying down the balance of the senior credit facility in the amount of $17.45 million. In June 2008, the Company received $25 million in connection with certain transactions as described in the notes to condensed consolidated financial statements Note 4 – Transactions with Luken Communications, LLC. The Company used $17.5 million of the proceeds to pay down a portion of the outstanding balance in the senior credit facility.

Debt Instruments and Related Covenants

The Company’s Credit Facility is collateralized by substantially all of the assets, including real estate, of the Company and its subsidiaries. The Credit Facility contains certain restrictive provisions which include, but are not limited to, requiring the Company to achieve certain revenue and earnings goals, limiting the amount of annual capital investments, incur additional indebtedness, make certain acquisitions and investments, sell assets or make other restricted payments, including dividends (all are as defined in the loan agreement and subsequent amendments.) As of December 31, 2007, the Company was not in compliance with all covenants as required by the credit facility before its amendment and restatement on February 13, 2008. In connection with and as part of the amendment and restatement of the credit facility, the lenders waived and eliminated the covenant requirements as of December 31, 2007. As of September 30, 2008, the Company is subject to amended covenants as per the amended credit agreement.

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

On June 24, 2008, the Company entered into a third amendment (“Third Amendment”) to the Credit Agreement. Under the terms of the Third Amendment, the lender group has agreed to forbear from exercising certain of its rights and remedies with respect to existing defaults and certain other defaults described in the Third Amendment through the earlier of (a) December 23, 2008 and (b) the date of occurrence of events of default or certain other events. Notwithstanding the foregoing, the lenders may terminate the forbearance on and after September 15, 2008 in their sole discretion. The Third Amendment also provides for the lender group to make additional loans to the Company in an amount not to exceed $6.5 million, subject to certain conditions in the Third Amendment and the Lenders’ sole discretion. Additionally, the applicable margins on LIBOR loans and base rate loans were decreased to 10.0% and 9.0% respectively. The Company used a portion ($17.5 million) of the proceeds from the transactions with Luken Communications, LLC as described in Note 4 – Transactions with Luken Communications, LLC to pay down a portion of the credit facility. Following this pay down and after additional advances under the Term C facility, approximately $40.1 million remains outstanding under the credit facility as of September 30, 2008.

The Company is currently in default under its existing loan agreements with Silver Point. Existing events of default include, but are not limited to, the Company’s failure to pay interest when due, lateness on certain payments due under the Company’s satellite and programming agreements and failure to achieve certain performance metrics, including minimum monthly revenue and EBITDA benchmarks.

As of September 30, 2008, the applicable margins for base rate advances and LIBOR advances under the revolver component of the Credit Facility were 10.0% and 9.0%, respectively. The amount outstanding under the credit facility as of September 30, 2008 was $40.1 million, from its term loans B and C facilities. At September 30, 2008, approximately $4.9 million was available to borrow under the term loan C component of the credit facility subject to certain conditions in the Third Amendment and the lenders sole discretion.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

The Company is exposed to market risk from changes in domestic and international interest rates (i.e. prime and LIBOR). This market risk represents the risk of loss that may impact the financial position, results of operations and/or cash flows of the Company due to adverse changes in interest rates. This exposure is directly related to our normal funding activities. The Company does not use financial instruments for trading and, as of September 30, 2008, was not a party to any interest-rate derivative agreements.

Interest Rates

At September 30, 2008, the entire outstanding balance under our credit agreement, approximately 44% of the Company’s total outstanding debt (credit agreement, lines of credit, asset purchase loans, real estate mortgage, etc.) bears interest at variable rates. The fair value of the Company’s fixed rate debt is estimated based on current rates offered to the Company for debt of similar terms and maturities and is not estimated to vary materially from its carrying value.

Based on amounts outstanding at September 30, 2008, if the interest rate on the Company’s variable debt were to increase by 1.0%, its annual interest expense would be higher by approximately $.48 million.

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

Changes in Internal Control Over Financial Reporting

During the first nine months of 2008, other than discussed above, there has been no change in the Company’s internal control over financial reporting that materially affect or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale of Stock Warrants

On June 24, 2008, the Company sold warrants to Luken Communications, LLC to purchase 8,050,000 shares of the Company’s common stock at an exercise price of $1.10 per share, exercisable through September 7, 2009. The purchase price for the warrants was $1.5 million. In the event the warrants are exercised, the investors’ beneficial ownership in the Company would increase from approximately 17% to approximately 30%. A portion of the proceeds from the sale of warrants were used for working capital purposes.

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

EQUITY MEDIA HOLDINGS CORPORATION

Date: November 19, 2008	By:	/s/ John Oxendine
Chief Executive Officer
(principal executive officer)

Date: November 19, 2008	By:	/s/ Patrick Doran
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.